Form 10KSB
period 1999-12-31
DEAD MANS POINT INC
filed 2000-03-31
CIK 1098284

United States

Securities and Exchange Commission

Washington, D.C. 20549

------------------------

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number 0-28005

Dead Man's Point, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0422028
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

12691 Apple Valley Road
Apple Valley, California	92308
(Address of principal exectuive offices)	(Zip code)

Registrant's Telephone Number, Including Area Code: (760) 240-2401

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 9,840,001 issued and outstanding as of December 31, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's stock is not, and has not, been traded or quoted. Therefore, there is no way to ascertain a market value for the stock.

The number of shares of Common Stock outstanding as of December 31, 1999 was 9,840,001.

----------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

----------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 7, "Management's Discussion and Analysis of Financial Condition."

PART I

ITEM 1 -- BUSINESS.

General

Dead Man's Point plans to create a western-themed resort facility with entertainment, attractions and hotel rooms for overnight lodging, to be located in the Southern California region of the United States. The Company seeks to create a facility that depicts life in the old-west of the 1800s. The Company intends to develop this concept by doing the following: identifying land to build the project on; conducting feasibility analysis on identified land; obtaining financing to purchase the property; and attracting developers to build hotels, restaurants, retail stores and attractions.

The success of the Company's business depends upon management's ability to expand upon and develop the Company's western-themed attraction. Currently, the Company has no material source of revenues. The potential success of the Company's business concept is unproven, and, to be successful, management of the Company must, among other things, develop and market concepts that achieve broad market acceptance by potential developers and visitors.

Industry Background

The Company seeks to re-create the old west environment by performing living history interpretations based on first person or generic approximations of frontier people and events in the United States during the 1800s. Reenactment groups provide slices of history for public consumption, such as street scenes, gunfights, cowboys on horseback or some other representation of daily life. Typical reenactment companies attempt to portray history based on the best research available, to prevent inaccuracies.

The reenactment and re-creation of historical lifestyles is a relatively small industry segment. The companies encountered by Dead Man's Point in the recreation industry to date are private or non-profit organizations. The Company's research has not discovered publicly traded companies providing representation of life in the old west.

The Dead Man's Point Concept

Dead Man's Point seeks to develop entertainment and lodging built around a recreation of a town depicting life in the "old-west" United States in the 1800s. The Company seeks to establish a base of operations in the Southern California region. The proposed facilities include hotel rooms, recreational vehicle grounds, conference and musical venues, retail stores and restaurants. These facilities will emphasize the old west and mining era theme, with tenants that may not be available in a typical urban shopping area. The historical concept will also provide educational opportunities, where guests can learn about life in the old west. The Company may feature live reenactments of the daily lifestyle and hardships encountered in the United States during the 1800s.

The Company seeks to develop its concept in the Southern California region of the United States, where management believes there is suitable demand for lodging and entertainment facilities. The Company also believes that its proposed area of operation will provide outdoor recreational opportunities for visitors. The open land and various terrain available in Southern California will allow the operation of black powder shooting ranges, horse back riding, hiking and other outdoor activities.

The Company, however, has limited operating history, and must be considered a developmental stage company. As such, the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, the identification and availability of suitable property, competition for property, the ability of the Company to attract developers, the ability of the Company to attract vendors, management of the costs of conducting operations, securing required governmental approvals and permits, general economic conditions and other factors, some of which are beyond the control of the Company. There can be no assurance that the Company will be successful in addressing these risks. Failure to successfully address these risks could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Government Regulation

The Company's business is subject to a variety of state and local governmental regulations and licensing requirements relating to entertainment and land development activities. Prior to commencing feasibility studies on a project, the Company may be required to obtain permits and or licenses to conduct operations.

The Company believes that the regulations governing the real estate operating and developing industry will not have a material effect on its current operations, which has been limited to developing its services and products and establishing its web presence. However, various federal and state agencies may propose new legislation that may adversely affect the Company's business, financial condition and results of operations.

Employees

The Company presently has three (3) full-time employees and no (0) part-time employees. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

The names, ages and positions of the Company's directors and executive officers are as follows:
Name	Age	Position
John A. Schaffer	44	President and Director
Kathy J. Schaffer	45	Secretary
Dorothy J. Cornish	80	Treasurer

John A. Schaffer, President and Director - Mr. Schaffer has exclusively been employed by Schaffer Real Estate and Investment Company, Inc., since it was formed in 1988. Prior to and since 1979, John A. Schaffer began his real estate career in the Victorville area of Southern California. Mr. Schaffer has served as a director of the Company since March 31, 1999.

Kathy J. Schaffer, Secretary - Mrs. Schaffer has held several positions as Accounts Payable Clerk utilizing data entry and computerized bookkeeping procedures. Currently, Mrs. Schaffer is a classroom volunteer assisting with school projects and involved in remedial work with students, which she has been doing for the past five years.

Dorothy J. Cornish, Treasurer - Mrs. Cornish is currently retired. Prior to retiring, she held positions of responsibility in the accounting and bookkeeping field, such as cashier with the United States Navy in Yokuska, Japan (a bonded position). She was also treasurer with the Apple Valley Chamber of Commerce.

Mrs. Cornish also owned various entrepreneurial business ventures, such as a dress shop in Hesperia, California; The High Desert Feed Company in Apple Valley, California; the A & J Moving Company in San Diego, California; and a restaurant in Apple Valley, California.

ITEM 2. PROPERTIES.

The Company's corporate headquarters are located at 12691 Apple Valley Road, Apple Valley, California 92308. The office space is provided by an officer and director of the Company at no cost to the Company. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by the Company. Management believes this is currently suitable as the main administrative office and should remain so for the next approximately twelve (12) months.

ITEM 3 -- LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock has been registered in a Form 10-SB filing with the Securities and Exchange Commission. The Form 10-SB filing has been approved, and the Company's shares are registered under the Securities Act of 1933 (the "Act"). The Company intends to meet the fully-reporting requirements of the Act and file reports in the required intervals. The Company is currently seeking to be listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc.

The following table sets forth certain information as of the end of 1999, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to the Company's knowledge, either sole or majority voting and investment power.

COMMON STOCK

Name of Beneficial Owner	Number of Shares	% of Class
John A. Schaffer (1)	9,500,000	94.53
All Executive Officers and Directors as a Group (1 persons)	9,500,000	94.53

Footnotes to Principal Shareholders:

  The address of each executive officer and director is c/o 12691 Apple Valley Road, Apple Valley, California 92308.

As of February 14, 2000, there were 36 stockholders of record and approximately one (1) beneficial owner of the Company's common stock.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

The Company was organized March 30, 1999, and is considered to be a developmental stage company engaged in the creation of a western-themed resort facility. The Company has a limited operating history and has not generated revenues from its operations. Dead Man's Point's activities have been limited to start-up procedures. Consequently, the Company has incurred the expenses of such procedures. Future operating results will depend on many factors, including its ability to raise adequate working capital, demand for its services, the level of competition and its ability to satisfy governmental regulations and deliver its services while maintaining quality and controlling costs.

Plan of Operation

Management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its services. If the Company is unable to generate revenues from its services, however, management believes the Company will need to raise additional funds to meet its cash requirements. It is the intent of the Company to seek to raise additional capital via a private placement offering, once the Company is trading on the OTC-BB. In the meantime, management of the Company plans to advance funds to the Company on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently develop a western-themed attraction. The Company designates as its priorities for the next twelve (12) months of operations as developing and marketing its services to establish its business in the real estate services industry. Realization of sales of the Company's services during the fiscal year ending December 31, 2000 is vital to its plan of operations. There are no guarantees that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, a superior competitive service could force the Company out of business.

Results of Operations

Period from March 30, 1999 (Inception) to December 31, 1999.

The operational period from March 30, 1999 (Inception) to December 31, 1999, achieved two main goals for the Corporation. The Company's goals were the formation of the organization to pursue the Company's business objective and to obtain sufficient capital to commence initial operations.

Revenues. Dead Man's Point is a developmental stage company as defined in SFAS #7. The Company has not generated any revenues to date. The Company has devoted substantially all of its present efforts to: (1) developing its presence in the real estate services market, (2) marketing its services to the general public and (3) maintaining its 12(g) reporting requirements with the Securities Act of 1934 and its commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB").

Expenses. The Company incurred significant expenses for the operating period March 30, 1999 (Inception) to December 31, 1999, totaling $12,905. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses. The Company's professional and service expenses were incurred from its public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs.

Net Loss. Due to the significant operating expenses, Dead Man's Point experienced a net loss of $12,905. The Company anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from employment services operations in the fiscal year 2000.

Liquidity and Capital Resources

The Company has generated no revenues during this period and it is unknown when it will generate significant revenues. It is anticipated that the Company will realize revenues from its services during the next twelve (12) months, of which the Company cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by Dead Man's Point may be anticipated to offset its near term cash equivalents for the next twelve (12) months. The Company has financed its cash flow requirements through issuance of common stock. During its normal course of business, the Company may experience net negative cash flows from operations, pending receipt of revenues. Further, the Company may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

Year 2000 Issue

The Company uses computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, failure by key service providers to the Company, such as its Web hosting service provider to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business.

ITEM 7. FINANCIAL STATEMENTS.

G. BRAD BECKSTEAD

Certified Public Accountant

330 E. Warm Springs

Las Vegas, NV 89119

702.528.1984

INDEPENDENT AUDITOR'S REPORT

March 29, 2000

Board of Directors

Deadman's Point, Inc.

12691 Apple Valley Road

Apple Valley, CA 92308

I have audited the Balance Sheet of Deadman's Point, Inc. (the "Company") (A Development Stage Company), as of December 31, 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period March 30, 1999 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deadman's Point, Inc., (A Development Stage Company), as of March 30, 1999 (Date of Inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

G. Brad Beckstead, CPA

Deadman's Point, Inc.

(A Development Stage Company)

Balance Sheet

as of

December 31, 1999

and

Statements of Income,

Stockholders' Equity, and

Cash Flows

for the period

March 30, 1999 (Date of Inception)

through

December 31, 1999

Deadman's Point, Inc.

(A Development Stage Company)

Balance Sheet

December 31, 1999

Assets
Cash	$ 459
Loan to shareholder	9,511
Total Assets	$ 9,970
Liabilities and Stockholders' Equity
Accounts payable	$ 50
Loan from shareholder	3,125
Total Liabilities	3,175
Common stock, $0.001 par value,
25,000,000 shares authorized; 9,840,001
shares issued and outstanding at 12/31/99	9,840
Additional paid in capital	9,860
Deficit accumulated during development stage	(12,905)
Total Stockholders' Equity	6,795
Total Liabilities and Stockholders' Equity	$ 9,970

Deadman's Point, Inc.

(A Development Stage Company)

Income Statement

For the period

March 30, 1999 (Date of Inception) to December 31, 1999

Revenue	-0-
General and administrative expenses	12,905
Depreciation & Amortization	-0-
Net income or (loss)	(12,905)
Weighted average number of common shares outstanding	9,840,001
Net income or (loss) per share	-0-

Deadman's Point, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders' Equity

For the period

March 30, 1999 (Date of Inception) to December 31, 1999

	Common Shares	Stock Amount	Subscription Receivable	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity

March 31, 1999 Issued in exchange for subscription receivable	9,500,000	9,500	(9,500)			-0-

April 1, 1999 Issued in exchange for cash	340,001	340		9,860		10,200

August 20, 1999 Cash for subscription receivable			9,500			9,500

Net Loss, March 30, 1999 (inception) to December 31, 1999	_______	_______	_______	_______	(12,905)	(12,905)
Balance as of December 31, 1999	9,840,001	9,840	-0-	9,860	(12,905)	6,795

Deadman's Point, Inc.

(A Development Stage Company)

Statement of Cash Flows

For the period

March 30, 1999 (Date of Inception) to December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(12,905)
Increase in loan to shareholder	(9,511)
Increase in accounts payable	50
Increase in loan from shareholder	3,125
Net cash used by operating activities	(19,241)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used by investing activities	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	9,840
Additional paid in capital	9,860
Net cash provided by financing activities	19,700
Beginning cash, March 30, 1999 (Date of Inception)	-0-
Ending cash, December 31, 1999	459
NON-CASH TRANSACTIONS
Interest expense	-0-
Income taxes	-0-

Deadman's Point, Inc.

(A Development Stage Company)

Footnotes

December 31, 1999

Note 1 - History and organization of the company

The Company was organized March 30, 1999 (Date of Inception) under the laws of the State of Nevada, as Deadman's Point, Inc. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Accounting policies and procedures have not been determined except as follows:

Accounting method

The Company reports income and expenses on the accrual method.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ form those estimates.

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

Reporting in the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organizational costs. It requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for its fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 1999, the Company had no dilutive common stock equivalents such as stock options.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Deadman's Point, Inc.

(A Development Stage Company)

Footnotes

December 31, 1999

Note 2 - Accounting policies and procedures (continued)

Equipment

The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended December 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Stockholders' Equity

The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

On March 31, 1999, the Company issued 9,500,000 shares of its $0.001 par value common stock to a shareholder in exchange for a subscription receivable.

On April 1, 1999, the Company issued 340,001 shares of its $0.001 par value common stock to shareholders in exchange for cash of $10,200. Of the total amount, $340 is considered common stock and $9,860 is additional paid in capital.

On August 20, 1999, the Company canceled the subscription receivable and deposited $9,500 into the corporate checking account.

There have been no other issuances of common stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. However, the Company has not commenced its planned principal operations. Additionally the Company does not have significant cash or other material assets nor does it an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely. Until that time, the officers have committed to advance the operating costs the company interest free.

Deadman's Point, Inc.

(A Development Stage Company)

Footnotes

December 31, 1999

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director / shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Year 2000 issue

The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required in this item is incoproated by reference to this document and the section entitled "EMPLOYEES".

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation to be paid by the Company to its officers, directors, and significant employees.

NAME OF INDIVIDUAL	POSITION WITH COMPANY	ANNUAL COMPENSATION
John A. Scaffer	President and Director	$75,000
Kathy J. Schaffer	Secretary	$24,000
Dorothy J. Cornish	Treasurer	$12,000

Footnotes to Executive Compensation:

  No executive officer of the Company prior to December 31, 1999 drew a salary from the Company.

  There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who are already drawing a salary for the management of the Company it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

EMPLOYMENT AGREEMENTS

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ITEM 5 of this document entitled, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. John Schaffer and Mrs. Kathy Schaffer are married.

ITEM 13. EXHIBITS

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAD MAN'S POINT, INC.

By:

Date: March 29, 2000

/s/John A. Schaffer

President and Director

By:

Date: March 29, 2000

/s/Kathy J. Schaffer

Secretary

By:

Date: March 29, 2000

/s/Dorothy J. Cornish

Treasurer

INDEX TO EXHIBITS
Exhibit Number	Name and/or Identification of Exhibit
3.	(1) Articles of Incorporation & By-Laws
(a) Articles of Incorporation of the Company filed March 30, 1999
(b) By-Laws of the Company adopted March 31, 1999
4.	Instruments Defining the Rights of Security Holders
No instruments other than those included in Exhibit 3
11.	Statement Re-Computation of Per Share Earnings
Computation of per share earnings can be clearly determined from the table set forth in Note 2 of the Company's financial statements
23.	Consent of Experts and Counsel
Consents of independent public accountants
27.	Financial Data Schedule
Financial Data Schedule of Dead Man's Point, Inc. ending December 31, 1999

(1) The copy of this exhibit filed as the same exhibit to the Company's Registration Statement on Form 10-SB and amendments thereto, is incorporated herein by reference.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934,

the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dead Man's Point, Inc.

--------------------------------------------------------------------------------

(Registrant)

Date: March 29, 2000

By:

/s/John A. Schaffer, President and Director

By:

/s/Kathy J. Schaffer, Secretary

By:

/s/Dorothy J. Cornish, Treasurer