Form 10QSB
period 2000-03-31
DEAD MANS POINT INC
filed 2000-05-15
CIK 1098284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2000
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
Deadman's Point, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0422028 (I.R.S. Employer Identification No.)
12691 Apple Valley Road, Apple Valley, CA (Address of principal executive offices)	92308 (Zip Code)
(760) 240-2401 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,840,001

DEADMAN'S POINT, INC.
(A Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Independent Accountant's Review Report	4
Balance Sheet March 31, 2000 and December 31, 1999	5
Income Statement for the Quarter Ended March 31, 2000; the Quarter Ended March 31, 1999 and the period March 30, 1999 (Date of Inception) to March 31, 2000.	6
Statement of Cash Flows for the Quarter Ended March 31, 2000; the Quarter Ended March 31, 1999 and the period from March 30, 1999 (Date of Inception) to March 31, 2000.	7
Notes to Financial Statements	8
Item 2. Management's Discussion and Plan of Operation	10
PART II - OTHER INFORMATION
Item 6. Exhibits	11
SIGNATURES	12

G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Deadman's Point, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of Deadman's Point, Inc. as of March 31, 2000 and December 31, 1999 and the related statements of income, shareholder's equity, and cash flows for the three-month ended March 31, 2000 and March 30, 1999 (Date of Inception) to March 31, 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

/s/G. Brad Beckstead, CPA

May 11, 2000
Las Vegas, Nevada
License #2701

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

Deadman's Point, Inc.
(A Development Stage Company)

Balance Sheet
March 31, 2000 and December 31, 1999

	UNAUDITED For the Quarter Ended March 31, 2000	AUDITED For the Year Ended December 31, 1999

Cash	$ 69	$ 459

Note receivable	9,511	9,511

Total Assets	$ 9,581	$ 9,970

Liabilities and Stockholders' Equity

Accounts payable	$ 50	$ 50

Note Payable	3,125	3,125

Total Liabilities	$3,175	$ 3,175

Common stock, $0.001 par value, 25,000,000 shares authorized; 9,840,001 shares issued and outstanding at 3/31/00 and 12/31/99, respectively	9,840	9,840

Additional paid-in capital	9,860	9,860

Deficit accumulated during development stage	(13,295)	(12,905)

Total Stockholders' Equity (Deficit)	6,406	6,795

Total Liabilities and Stockholders' Equity	$ 9,581	$ 9,970

See accompanying "Accountant's Review Report" and footnotes

Deadman's Point, Inc.
(A Development Stage Company)

Income Statement
for the Quarter Ended March 31, 2000,
the Quarter Ended March 31, 1999
and the period March 30, 1999 (Date of Inception) to March 31, 2000
UNAUDITED

	Quarter Ended March 31, 2000	Quarter Ended March 31, 1999	Period March 30, 1999 (Inception) to March 31, 2000

Revenue	$ -0-	$ -0-	$ -0-

General and administrative expenses	390	-0-	13,295

Depreciation and amortization	-0-	-0-	85

Net income or (loss)	$ (390)	$ -0-	$(13,295)

Weighted average number of common shares outstanding	9,840,001	9,500,000	9,811,668

Net income per share	$ -0-	$ -0-	$ -0-

See accompanying "Accountant's Review Report" and footnotes

Deadman's Point, Inc.
(A Development Stage Company)

Statement of Cash Flows
for the Quarter Ended March 31, 2000,
the Quarter Ended March 31, 2000
and the period March 30, 1999 (Date of Inception) to March 31, 2000
UNAUDITED
	Quarter Ended March 31, 2000	Quarter Ended March 31, 1999	For the period March 30, 1999 (Inception) to March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (390)	$ -0-	$ (13,295)
Note Receivable	-0-	-0-	(9,511)
Accounts Payable	-0-	-0-	50
(Increase) in notes receivable	-0-	-0-	3,125

Net cash used by operating activities	$ (390)	$ -0-	$ (19,631)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities	$ -0-	$ -0-	$ -0-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-0-	9,500	9,840
Subscription Receivable	-0-	(9,500)	-0-

Additional paid in capital	-0-	-0-	9,860

Net cash provided by financing activities	-0-	-0-	19,700

Beginning cash	$ 459	$ -0-	$ -0-

Ending cash	$69	$ -0-	$ 69

NON-CASH TRANSACTIONS
Interest expense	-0-	-0-	-0-
Income taxes	-0-	-0-	-0-

See accompanying "Accountant's Review Report" and footnotes

Deadman's Point, Inc.
(A Development Stage Company)

Footnotes
March 31, 2000

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

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

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilutive common stock equivalents such as stock options.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Equipment

The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation.

Year end

The Company has adopted December 31 as its fiscal year end.

Deadman's Point, Inc.
(A Development Stage Company)

Footnotes
March 31, 2000

Note 3 - Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended March 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

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

Item 2. Management's Discussion and Plan of Operation

General

Dead Man's Point, Inc. plans to create a western-themed resort facility with entertainment, attractions and hotel rooms for overnight lodging, to be located in the Southern California region of the United States. The Company seeks to create a facility that depicts life in the old-west of the 1800s.

Results of Operations

The Company has not generated any revenues since inception. The Company has limited operating history. The Company was organized on March 30, 1999. Activities to date have been limited primarily to organization, initial capitalization, finding and securing an appropriate, experienced management team and board of directors, the development of a business plan and commencing with initial operational plans.

As of March 31, 2000, the Company has developed a business plan, recruited and retained a management team and raised capital via a private placement offering of stock made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504. As a start-up and development stage company, the Company has no new products or services to announce.

Liquidity and Capital Resources

To date, the Company has attained cash from offerings of its common stock. On March 31, 1999, the Company issued 9,500,000 shares of its $0.001 par value common shares for a subscription receivable of $9,500.00. On April 1, 1999, the Company issued 340,001 shares of its common stock for cash of $10,200.00.

The Company has yet to generate any revenues. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB. The Company does not have significant cash or other material assets nor does it have an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely. Until that time, the officers have committed to advance the operating costs the company interest free.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3(a)	Articles of Incorporation & By-Laws

(a)Articles of Incorporation of the Company filed September 29, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b)By-Laws of the Company adopted October 2, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

23	Consent of Experts and Counsel
Consents of independent public accountants
27	Financial Data Schedule
Financial Data Schedule of Deadman's Point, Inc. ending March 31, 2000

(a) These exhibits are hereby incorporated by reference to the Company's previous filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deadman's Point, Inc.
(Registrant)

Date: May 12, 2000

By:/s/ John A. Schaffer
John A. Schaffer, President

By: /s/ Kathy J. Schaffer
Kathy J. Schaffer, Secretary

By: /s/ Dorothy J. Cornish
Dorothy J. Cornish, Treasurer