Form 10QSB
period 2000-06-30
DEAD MANS POINT INC
filed 2000-08-14
CIK 1098284

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

                      Deadman's Point, Inc.
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0422028
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

12691 Apple Valley Road, Apple                92308
          Valley, CA                        (Zip Code)
(Address of principal executive
           offices)

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

                            Table of Contents
                                                               Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Independent Accountant's Review Report                         4
Balance Sheet June 30, 2000 and December 31, 1999              5
Statement of Operations for the Three Months Ending June 30,   6
2000 and 1999,for the Six Months Ending June 30, 2000, for
the Period March 30, 1999 (Inception) to June 30, 1999, and
for the Period March 30, 1999 (Inception) to June 30, 2000
Statement of Cash Flows for the Six Months Ending June 30,     7
2000, for the Period March 30, 1999 (Inception) to June 30,
1999, and for the Period from March 30, 1999 (Inception) to
June 30, 2000
Notes to Financial Statements                                  8
Item 2. Management's Discussion and Plan of Operation          10
PART II - OTHER INFORMATION
Item 6. Exhibits                                               11
SIGNATURES                                                     12





G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.528.1984
                                              425.928.2877 (efax)

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Deadman's Point, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Deadman's Point, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2000 and the related statements of operations for the three months ending June 30, 2000 and 1999, for the six months ending June 30, 2000, for the period March 30, 1999
(Inception) to June 30, 1999, and for the period March 30, 1999 (Inception) to June 30, 2000, and cash flows for the six months ending June 30, 2000, for the period March 30, 1999 (Inception) to June 30, 1999, and for the period March 30, 1999 (Inception) to June 30, 2000. These financial statements are the responsibility of the Company's management.

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

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Deadman's Point, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the period March 30, 1999 (Inception) to December 31, 1999 (not presented herein) and in my report dated March 24, 2000, I expressed an unqualified opinion on those financial statements.

/s/G. Brad Beckstead, CPA

August 9, 2000



                      Deadman's Point, Inc.
                  (a Development Stage Company)
                          Balance Sheet
               June 30, 2000 and December 31, 1999

                                          (unaudited)
                                           June 30,           December 31,
                                             2000                 1999
Assets

Current assets:
Cash                                          69                  459
Loan to stockholder                          9,511               9,511
Total current assets                         9,580               9,970

Total Assets                                 9,580               9,970

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable                               -                   50
Loan from stockholder                        6,143               3,125
Total current liabilities                    6,143               3,175

Long-term liabilities                          -                   -

Total liabilities                            6,143               3,175
Stockholders' Equity:
Common stock, $0.001 par value,
25,000,000 shares
                                             9,840               9,840
Additional paid-in capital                   9,860               9,860
Deficit accumulated during                 (16,263)             (12,905)
development stage

Total stockholders' equity                   3,437               6,795

Total Liabilities and Stockholders'          9,580               9,970
Equity


                      Deadman's Point, Inc.
                  (a Development Stage Company)
                     Statement of Operations
                           (unaudited)
       For the Three Months Ending June 30, 2000 and 1999,
            For the Six Months Ending June 30, 2000,
   For the Period March 30, 1999 (Inception) to June 30, 1999, and For the Period March 30, 1999 (Inception) to June 30, 2000

                                               Six Months  March 30,  March 30,
                                                             1999        1999
                     Three Months Ending June    Ending   (Inception)
                               30,                            to          to
                                                June 30,   June 30,    June 30,
                         2000        1999         2000       1999         2000


Revenue                   -            -           -           -          -

Expenses:
General                 2,968       10,310       3,358      10,310      16,263
administrative
expenses
Total expenses          2,968       10,310       3,358      10,310      16,263

Net loss               (2,968)     (10,310)     (3,358)    (10,310)    (16,263)

Weighted average
number of
common shares         9,840,001    9,840,001   9,840,001   9,840,001  9,840,001
outstanding

Net loss per share        -            -           -           -          -

                         DEADMAN'S POINT
                     Statement of Cash Flows
                           (unaudited)
            For the Six Months Ending June 30, 2000,
   For the Period March 30, 1999 (Inception) to June 30, 1999, and For the Period March 30, 1999 (Inception) to June 30, 2000

                                 Six Months   March 30,    March 30,
                                                 1999        1999
                                   Ending    (Inception)  (Inception)
                                                  to          to
                                  June 30,     June 30,    June 30,
                                    2000         1999        2000
Cash flows from operating
activities
Net loss                           (3,358)     (10,310)    (16,263)
Adjustments to reconcile net
income to net cash used
by operating activities:
(Increase) decrease in:
Loan to stockholder                   -           -         (9,511)
Increase (decrease) in:
Accounts payable                    (50)          -
Loan from stockholder               3,018         -          6,143
Net cash used by operating          (390)      (10,310)    (19,631)
activities
Cash flows from investing
activities
Net cash provided (used) by           -           -            -
investing activities
Cash flows from financing
activities
Issuance of common stock              -         10,450      10,450
Common stock rescissions              -           -          (250)
Subscription receipts                 -           -          9,500
Net cash provided by financing        -         10,450      19,700
activities
Net (decrease) increase in cash     (390)        140          69
Cash - beginning                     459          -            -
Cash - ending                        69          140          69

Supplemental disclosures:
Interest paid                         -           -            -
Income taxes paid                     -           -            -
Non-cash investing and
financing activities:
Common stock issued for               -         9,500        9,500
subscription receivable


                      Deadman's Point, Inc.
                  (a Development Stage Company)
                  Notes to Financial Statements
                          June 30, 2000

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

Cash and equivalents

 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2000.

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

Loss per share

 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have
 resulted   if  dilutive  common  stock  equivalents   had   been
 converted to common stock. As of June 30, 2000, the Company had no dilutive common stock equivalents such as stock options.

Dividends

 The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Year end

 The Company has adopted December 31 as its fiscal year end.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended June 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Stockholders' equity

The  Company is authorized to issue 25,000,000 shares  of  $0.001 par value common stock.

On  March  31, 1999, the Company issued 9,500,000 shares  of  its
$0.001 par value common stock to a stockholder in exchange for a subscription receivable in the amount of $9,500.

On April 1, 1999, the Company issued 340,001 shares of its $0.001 par  value common stock to stockholders in exchange for  cash  of
$10,200.   Of  the total amount, $340 is considered common  stock
and $9,860 is additional paid in capital.

On August 20, 1999, the Company canceled the subscription receivable and deposited $9,500 into the corporate checking account.

There have been no other issuances of common stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Because the Company does not have significant cash or other material assets nor does it an established source of revenue sufficient to cover its operating costs, the stockholders/officers will continue advancing enough cash to cover the operating costs the company. The advances do not bear any interest. Additionally, the Company intends to sell additional shares of its $0.001 par value common stock when it is listed on the NASDAQ bulletin board.

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director/stockholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

Results of Operations

The Company was organized on March 30, 1999 and has not generated any revenues since inception. The Company has limited operating history and activities to date have been limited primarily to organization, initial
capitalization,   finding  and  securing  an  appropriate,   experienced
management team and board of directors, the development of a business plan and commencing with initial operational plans.
As of June 30, 2000, the Company has developed a business plan, recruited and retained a management team and raised capital via a private placement offering of stock made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504. As a start-up and development stage company, the Company has no new products or services to announce.

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

                       PART II - OTHER INFORMATION

                            Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit
Number

  3          Articles of Incorporation & By-Laws

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

  23         Consent of Experts and Counsel

                      Consents of independent public accountants

  27         Financial Data Schedule

                       Financial Data Schedule of Deadman's Point, Inc. ending June 30, 2000

                               SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Deadman's Point, Inc.
                              (Registrant)

Date: August 14, 2000

By:
          John A. Schaffer, President
By:

                            /s/Kathy J. Schaffer, Secretary

By:

                            /s/Dorothy J. Cornish, Treasurer