Form 10QSB
period 2000-09-30
DEAD MANS POINT INC
filed 2000-11-09
CIK 1098284

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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


/1/





                          DEADMAN'S POINT, INC.
                      (A Development Stage Company)


                            Table of Contents
                                                               Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                     3

Balance Sheet September 30, 2000 and December 31, 1999           4

Statement of Operations for the Three Months Ending September    5
30, 2000 and 1999, for the Nine Months Ending September 30,
2000 and 1999 and for the Period March 30, 1999 (Inception) to September 30, 2000

Statement of Cash Flows for the Nine Months Ending September     6
30, 2000 and 1999 and for the Period from March 30, 1999
(Inception) to September 30, 2000

Notes to Financial Statements                                    7

Item 2. Management's Discussion and Plan of Operation            9

PART II - OTHER INFORMATION

Item 6. Exhibits                                                10

SIGNATURES                                                      11



/2/













                          Deadman's Point, Inc.
                      (a Development Stage Company)

                              Balance Sheet
                                  as of
                           September 30, 2000
                                   and
                            December 31, 1999

                                   and

                         Statement of Operations
        for the Three Months Ending September 30, 2000 and 1999,
         for the Nine Months Ending September 30, 2000 and 1999
   and for the Period March 30, 1999 (Inception) to September 30, 2000

                                   and

                         Statement of Cash Flows
         for the Nine Months Ending September 30, 2000 and 1999
   and for the Period March 30, 1999 (Inception) to September 30, 2000


/3/



                          Deadman's Point, Inc.

                      (a Development Stage Company)

                              Balance Sheet


                                 (unaudited)
                                  September    December
                                     30,          31,
                                     2000        1999
                                 -----------   ---------
Assets

Current assets:
  Cash                              $  19       $  459
  Loan to stockholder               9,511        9,511
    Total current assets            9,530        9,970
                                 -----------   ---------
                                 $  9,530     $  9,970
                                 ===========   =========

Liabilities and Stockholders'
Equity

Current liabilities:
  Accounts payable                   $  -        $  50
  Loan from stockholder             8,334        3,125
    Total current liabilities       8,334        3,175
                                  ----------   ---------

                                    8,334        3,175
                                  ----------   ---------

Stockholders' equity:
  Common stock, $0.001 par value,
    25,000,000 shares
    authorized, 9,840,001 shares    9,840        9,840
    issued and
    outstanding
Additional paid-in capital          9,860        9,860
Deficit accumulated during        (18,504)     (12,905)
development stage                 ----------   ---------
                                    1,196        6,795
                                  ----------   ---------
                                   $  9,530    $  9,970
                                  ==========   =========



See Independent Accountant's review report and accompanying Notes.


/4/



                          Deadman's Point, Inc.

                      (A Development Stage Company)

                         Statement of Operations

                               (unaudited)

                                                                March
                                                               30, 1999
                                                               (Incepti
                                                                on) to
                                                               September
                                                                  30,
                        Three Months      Nine Months Ending
                      Ending September        September
                             30,                 30,
                     ------------------  --------------------  ----------
                       2000      1999      2000       1999       2000
                     --------  --------  --------   ---------  ----------
Revenue                 $  -      $  -      $  -       $  -       $  -

Expenses:
General                2,241     1,395     5,599     11,705     18,504
administrative
expenses
Total expenses         2,241     1,395     5,599     11,705     18,504
                     --------  --------  --------  ---------  ---------
Net loss             $(2,241)  $(1,395)  $(5,599)  $(11,705)  $(18,504)
                     ========  ========  ========  =========  =========
Weighted average
number of
common shares       9,840,001 9,840,001 9,840,001  9,840,001  9,840,001
outstanding         ========= ========= =========  =========  =========

Net loss per share      $  -      $  -      $  -       $  -       $  -
                     ========  ========  ========  =========  =========



See Independent Accountant's review report and accompanying Notes.


/5/



                          Deadman's Point, Inc.

                      (a Development Stage Company)

                         Statement of Cash Flows

                               (unaudited)
                                                    March 30,
                                                      1999
                                                    (Inception)
                                                       to
                                                    September
                                                       30,
                                    Nine Months
                                  Ending September
                                        30,
                                 -----------------  -----------
                                  2000      1999      2000
                                 -------  --------  -----------
Cash flows from operating
activities
Net loss                            $        $          $
                                 (5,599)  (11,705)   (18,504)
Adjustments to reconcile net
income to net cash used
  by operating activities:
    (Increase) decrease in:
      Loan to stockholder            -     (9,511)    (9,511)
    Increase (decrease) in:
      Accounts payable              (50)        -          -
      Loan from stockholder       5,209        25      8,334
                                 -------  --------  ----------
Net cash used by operating         (440)  (21,191)   (19,681)
activities                       -------  --------  ----------

Cash flows from investing
activities
Net cash provided (used) by           -         -          -
investing activities             -------  --------  ----------

Cash flows from financing
activities
  Issuance of common stock            -    21,200     19,950
  Common stock rescissions            -         -       (250)
  Subscription receipts               -         -          -
Net cash provided by financing        -    21,200     19,700
activities                       -------  --------  ----------
Net (decrease) increase in cash    (440)        9         19
Cash - beginning                    459         -          -
                                 -------  --------  ----------
Cash - ending                     $  19     $  9      $  19
                                 =======  ========  ==========

Supplemental disclosures:
  Interest paid                    $  -     $  -       $  -
                                 =======  ========  ==========
  Income taxes paid                $  -     $  -       $  -
                                 =======  ========  ==========
  Non-cash investing and
  financing activities:
    Common stock issued for        $  -  $  9,500  $  9,500
    subscription receivable      =======  ========  ==========



See Independent Accountant's review report and accompanying Notes.


/6/


                          Deadman's Point, Inc.

                      (a Development Stage Company)

                      Notes to Financial Statements



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

Cash and equivalents
 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2000.

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

Loss per share
 Net  loss  per  share  is  provided  in  accordance  with  Statement  of
 Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilutive common stock equivalents such as stock options.

Dividends
 The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Year end
 The Company has adopted December 31 as its fiscal year end.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended September 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.


/7/


                          Deadman's Point, Inc.

                      (a Development Stage Company)

                      Notes to Financial Statements



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


/8/


          Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

Dead Man's Point, Inc. ("DMPT" or the "Company"), a Nevada corporation, was incorporated on March 30, 1999. We plan to develop a western-themed resort facility with entertainment, Old West shooting range, campground, RV Park, Camp Store, stables and hotel rooms for overnight lodging, to be located in the Southern California region of the United States. The Company seeks to create a facility that will immerse visitors in the old west of the 1800s. The Company has controlling interest in the land selected for development as well as approval for the project. The management team brings experience and an understanding and passion for the true Old West.

Results of Operations

DMPT has not generated any revenues since inception. The Company has a limited operating history and activities to date have been limited primarily to raising the capital necessary to begin the development phase of the project. In management's estimation, it would not be prudent to begin construction until enough capital has been raised to ensure its successful completion.

As of September 30, 2000, the Company has developed a business plan, recruited and retained a management team and raised capital via a private placement offering of stock made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504.

Future Business

Management plans in the following quarter to study design and development plans in relation to a final cash flow and feasibility analysis to determine the best course of action. Determinations will need to be made as to which sections of the theme park to develop first based on their ability to generate revenue. We expect capital expenditures will begin in the next three months when we will need to make equipment purchases and begin excavation of the site. The Company expects to be operational within six months of the initial ground breaking. Currently, there is political acceptance for shooting ranges in California. It is possible that at some time in the future political sentiment may shift. We do not believe that future gun laws would impact our ability to execute our business plan.

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


/9/



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

  13        Annual or Quarterly Reports

                      (a) Form 10-QSB for the Quarter ended June 30, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

                      (b) Form 10-KSB for the Year ended December 31, 1999. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  27         Financial Data Schedule

                      Financial Data Schedule of Deadman's Point, Inc. ending September 30, 2000


/10/


                               SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Deadman's Point, Inc.

                              (Registrant)




Date: November 8, 2000

By:  /s/ John A. Schaffer
          John A. Schaffer, President

By:  /s/ Kathy J. Schaffer
          Kathy J. Schaffer, Secretary

By:  /s/ Dorothy J Cornish
          Dorothy J. Cornish, Treasurer