Form 10KSB
period 2000-12-31
DEAD MANS POINT INC
filed 2001-04-17
CIK 1098284

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                             ----------------------

                                   Form 10-KSB

     [X]   Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2000
                                     -----------------
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Transition Period from __________ to __________

                         Commission File Number 0-28005


                      CobraTech International, Inc.
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)


              Nevada                         88-0422028
   -------------------------------      ---------------------
   (State or other jurisdiction of        (I.R.S. employer
    incorporation or organization)      identification number)


         6511 Jasper Road
   Sechelt, British Columbia Canada                      V0N 3A8
  ----------------------------------------              ---------
  (Address of principal exectuive offices)              (Zip code)


Registrant's Telephone Number, Including Area Code: (604) 885-0401

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 8,840,001 issued and outstanding as of December 31,2000.

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

The number of shares of Common Stock outstanding as of December 31, 2000 was 8,840,001.

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

                              PART I

ITEM 1 -- BUSINESS.

General

CobraTech International, Inc. plans to create a western-themed resort facility with entertainment, attractions and hotel rooms for overnight lodging, to be located in the Southern California region of the United States. The Company seeks to create a facility that depicts life in the old-west of the 1800s. The Company intends to develop this concept by doing the following: identifying land to build the project on; conducting feasibility analysis on identified land; obtaining financing to purchase the property; and attracting developers to build hotels, restaurants, retail stores and attractions.

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

The CobraTech International Concept

CobraTech International, Inc. seeks to develop entertainment and lodging built around a recreation of a town depicting life in the "old-west" United States in the 1800s. The Company seeks to establish a base of operations in the Southern California region. The proposed facilities include hotel rooms, recreational vehicle grounds, conference and musical venues, retail stores and restaurants. These facilities will emphasize the old west and mining era theme, with tenants that may not be available in a typical urban shopping area. The historical concept will also provide educational opportunities, where guests can learn aboutl ife in the old west. The Company may feature live reenactments of the daily lifestyle and hardships encountered in the United States during the 1800s.

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

Employees

The Company presently has one (1) full-time employee and no (0) part-time employees. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

The names,ages and positions of the Company's directors and executive officers are as follows:

   Name                Age                      Position
-------------          ---   --------------------------------------
John Devlin                   President and Director

John Devlin, President and Director -


ITEM 2.   PROPERTIES.

The Company's corporate headquarters are located at 6511 Jasper
Road, Sechelt, British Columbia, Canada V0N 3A8. The office space is provided by an officer and director of the Company at no cost to the Company. The Company does not have any additional facilities.Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by the Company. Management believes this is currently suitable as the main administrative office and should remain so for the next approximately twelve (12) months.

ITEM 3 -- LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.
                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

The Company's common stock has been registered in a Form 10-SB filing with the Securities and Exchange Commission. The Form 10-SB filing has been approved, and the Company's shares are registered under the Securities Act of 1933 (the "Act"). The Company intends to meet the fully-reporting requirements of the Act and filere ports in the required intervals. The Company is currently seeking to be listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc.

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

                           COMMON STOCK
                           ------------
Name of Beneficial Owner           Number of Shares     % of Class
------------------------           ----------------     ----------
John Devlin (1)                        8,500,000          96.15

All Executive Officers and             8,500,000          96.15
Directors as a Group (1 persons)


Footnotes to Principal Shareholders:
(1) The address of each executive officer and director is c/o 6511 Jasper Road, Sechelt, British Columbia, Canada V0N 3A8

As of April 15, 2001, there were 36 stockholders of record and approximately one (1) beneficial owner of the Company's common stock.

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

Overview

The Company was organized March 30, 1999, and is considered to be a developmental stage company engaged in the creation of a western-themed resort facility. The Company has a limited operating history and has not generated revenues from its operations. CobraTech International, Inc.'s activities have been limited to start-up procedures. Consequently, the Company has incurred the expenses of such procedures. Future operating results will depend on many factors, including its ability to raise adequate working capital, demand for its services, the level of competition and its ability to satisfy governmental regulations and deliver its services while maintaining quality and controlling costs.

Plan of Operation

Management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its services. If the Company is unable to generate revenues from its services, however, management believes the Company will need to raise additional funds to meet its cash requirements. It is the intent of the Company to seek to raise additional capital via a private placement offering. In the meantime, management of the Company plans to advance funds to the Company on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently develop a western-themed attraction. The Company designates as its priorities for the next twelve (12) months of operations as developing and marketing its services to establish its business in the real estate services industry. Realization of sales of the Company's services during the fiscal year ending December 31, 2000 is vital to its plan of operations. There are no guarantees that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, a superior competitive service could force the Company out of business.

Results of Operations

Period from March 30, 1999 (Inception) to December 31, 2000.

The operational period from March 30, 1999 (Inception) to December 31, 2000, achieved two main goals for the Corporation. The
Company's goals were the formation of the organization to pursue the Company's business objective and to obtain sufficient capital to commence initial operations.

Revenues. Cobra Tech International, Inc. is a developmental stage company as defined in SFAS #7. The Company has not generated any revenues to date. The Company has devoted substantially all of its present efforts to: (1) developing its presence in the real estate services market, (2) marketing its services to the general public and (3) maintaining its 12(g) reporting requirements with the

Securities Act of 1934 and its commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB").

Expenses. The Company incurred significant expenses for the operating period December 31, 1999 to December 31, 2000, totaling $5,599. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses. The Company's professional and service expenses were incurred from its public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs.

Net Loss. Due to the significant operating expenses, CobraTech International, Inc. experienced a net loss of $5,599. The Company anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations in the fiscal year 2001.

Liquidity and Capital Resources

The Company has generated no revenues during this period and it is unknown when it will generate significant revenues. It is anticipated that the Company will realize revenues from its services during the next twelve (12) months, of which the Company cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by CobraTech International, Inc. may be anticipated to offset its near term cash equivalents for the next twelve (12) months. The Company has financed its cash flow requirements through issuance of common stock. During its normal course of business, the Company may experience net negative cash flows from operations, pending receipt of revenues. Further, the Company may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

ITEM 7. FINANCIAL STATEMENTS.

G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.528.1984
                                                425.928.2877 (efax)

                   INDEPENDENT AUDITOR'S REPORT


                           April 9, 2001

Board of Directors
Cobra Tech International, Inc.
[formerly Dead Man's Point, Inc.]
Las Vegas, NV

I have audited the Balance Sheet of Cobra Tech International, Inc. [formerly Dead Man's Point, Inc.] (the "Company") (a Development Stage Company), as of December 31, 2000 and 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended, and for the period March 30, 1999 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Cobra Tech International, Inc. as of December 31, 2000 and 1999, and its related statements of operations, equity and cash flows for the years then ended, and for the period March 30, 1999 (Date of Inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead

G. Brad Beckstead, CPA

G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.528.1984
                                                425.928.2877 (efax)



April 9, 2001


To Whom It May Concern:

The firm of G. Brad Beckstead, CPA, consents to the inclusion of my report of April 9, 2001, on the Financial Statements of Cobra Tech International, Inc. [formerly Dead Man's Point, Inc.] for the years ended December 31, 2000 and 1999, in any filings which are necessary now or in the near future to be filed with the US Securities and Exchange Commission.

Signed,

/s/ G. Brad Beckstead

G. Brad Beckstead, CPA

                         TABLE OF CONTENTS







Independent Auditor's Report

Balance Sheet

Income Statement

Statement of Stockholders' Equity

Statement of Cash Flows

Footnotes

                     Cobra Tech International, Inc.
                   [formerly Dead Man's Point, Inc.]
                     (a Development Stage Company)
                             Balance Sheet


                                          December 31,        December 31,
                                             2000                1999
                                          -----------         -----------
Assets

Current assets:
  Cash                                    $        19         $       459
  Loan to stockholder                           9,511               9,511
                                          -----------         -----------
    Total current assets                        9,530               9,970
                                          -----------         -----------
                                          $     9,530         $     9,970
                                          ===========         ===========
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                        $        -          $        50
  Loan from stockholder                        8,334                3,125
                                          -----------         -----------
    Total current liabilities                  8,334                3,175
                                          -----------         -----------
                                               8,334                3,175
                                          -----------         -----------
Stockholders' equity:
  Common stock, $0.001 par value,
  25,000,000 shares authorized,
  8,840,001 shares issued and outstanding      8,840                9,840

  Additional paid-in capital                  10,860                9,860

    Deficit accumulated during
      development stage                      (18,504)             (12,905)
                                          -----------         -----------
                                               1,196                6,795
                                          -----------         -----------
                                          $    9,530          $     9,970
                                          ===========         ===========


    See Independent Accountant's review report and accompanying Notes.

                       Cobra Tech International, Inc.
                     [formerly Dead Man's Point, Inc.]
                       (a Development Stage Company)
                         Statement of Operations

                                                               March 30, 1999
                                    Years ending December 31,  (Inception) to
                                    -------------------------    December 31,
                                        2000          1999          2000
                                    -----------   -----------    ------------

Revenue                             $        -    $        -     $         -
                                    -----------   -----------    ------------
Expenses:
  General administrative expenses        5,599         12,905         18,504
                                    -----------   -----------    ------------
    Total expenses                       5,599         12,905         18,504
                                    -----------   -----------    ------------
Net loss                            $   (5,599)   $   (12,905)   $   (18,504)
                                    ===========   ============   ============
Weighted average number of
  common shares outstanding          8,840,001      8,840,001      8,840,001
                                    ===========   ============   ============
Net loss per share                  $        -    $         -    $         -
                                    ===========   ============   ============


    See Independent Accountant's review report and accompanying Notes.

                        Cobra Tech International, Inc.
                      [formerly Dead Man's Point, Inc.]
                        (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
      For the period March 30, 1999 (Date of Inception) to December 31, 2000



                                                           Deficit
                                                         Accumulated  Total
                        Common Stock Additional Subs-      During     Stock-
                    ----------------- Paid-in  cription Development  holders'
                      Shares   Amount Capital  Receivable   Stage     Equity
                    ---------  ------ -------   --------  ---------   -------
March 31, 1999
  Shares issued for
  subscription
  receivable         8,500,000  $9,500  $    -  $ (9,500)  $     -   $     -

April 1, 1999
  Shares issued
  for cash             340,001     340   9,860                        10,200

August 20, 1999
  Cash received for
  subscription
  receivable                                       9,500               9,500

Net loss for the
year ended
  December 31, 1999                                        (12,905)  (12,905)

                    ---------  ------ -------   --------  ---------   -------
Balance,
December 31, 1999   8,840,001   9,840   9,860          -   (12,905)    6,795

Reclassification of
 paid-in capital               (1,000)  1,000                              -

Net loss for the
year ended
  December 31, 2000                                         (5,599)   (5,599)

                    ---------  ------ -------   --------  ---------   -------
Balance,
December 31, 2000   8,840,001  $8,840 $10,860   $      -  $(18,504)   $1,196
                    =========  ====== =======   ========  =========   =======


    See Independent Accountant's review report and accompanying Notes.

                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (a Development Stage Company)
                             Statement of Cash Flows


                                                                March 30, 1999
                                      Years ending December 31, (Inception) to
                                      -------------------------   December 31,
                                         2000         1999          2000
                                     ----------   -----------   -----------
Cash flows from operating
activities

Net loss                             $  (5,599)   $ (12,905)    $  (18,504)

Adjustments to reconcile
net income to net cash used
 by operating activities:
  (Increase) decrease in:
   Loan to stockholder                       -       (9,511)       (9,511)
  Increase (decrease) in:
   Accounts payable                        (50)          50             -
   Loan from stockholder                 5,209        3,125         8,334
                                     ----------   -----------   -----------
Net cash used by operating activities     (440)     (19,241)      (19,681)
                                     ----------   -----------   -----------
Cash flows from investing activities
Net cash provided (used) by
investing activities                         -            -             -
                                     ----------   -----------   -----------
Cash flows from financing activities
  Issuance of common stock                   -        19,700        19,700
                                     ----------   -----------   -----------
Net cash provided by financing
 activities                                  -        19,700        19,700
                                     ----------   -----------   -----------
Net (decrease) increase in cash           (440)          459            19
Cash - beginning                           459             -             -
                                     ----------   -----------   -----------
Cash - ending                        $      19    $      459    $       19
                                     ==========   ===========   ===========
Supplemental disclosures:
  Interest paid                      $       -   $         -    $        -
                                     ==========   ===========   ===========
  Income taxes paid                  $       -   $         -    $        -
                                     ==========   ===========   ===========


    See Independent Accountant's review report and accompanying Notes.

Note 1 - Significant accounting policies and procedures

Organization
------------
The Company was organized March 30, 1999 (date of inception) under the laws of the State of Nevada, as Dead Man's Point, Inc.
Subsequently,   the  Company  changed  its  name  to   Cobra   Tech
International, Inc.

The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

Estimates
---------
The preparation  of  financial  statements  in  conformity   with
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Revenue recognition
-------------------
The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities
---------------------------------------------
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2000.

Advertising Costs
-----------------
The  Company expenses all costs of advertising as incurred.   There
were  no  advertising  costs  included  in  selling,  general   and
administrative expenses in 2000.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2000.

Segment reporting
-----------------
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
---------
The  Company  has not yet adopted any policy regarding  payment  of
dividends.    No  dividends  have  been  paid  or  declared   since
inception.

Recent pronouncements
---------------------
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Income taxes

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

Note 3 - Stockholders' equity

The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

On March 31, 1999, the Company issued 9,500,000 shares of its $0.001 par value common stock to a stockholder in exchange for a subscription receivable in the amount of $9,500. The board of directors subsequently rescinded 1,000,000 of the originally issued shares making the net issuance 8,500,000 shares.

On April 1, 1999, the Company issued 340,001 shares of its $0.001 par value common stock to stockholders in exchange for cash of $10,200.

On   August   20,  1999,  the  Company  canceled  the  subscription
receivable  and  deposited  $9,500  into  the  corporate   checking
account.

In December 2000, the board of directors voted and approved a resolution to rescind 1,000,000 shares of the Company's $.001 par value common stock it had previously issued to a stockholder. The rescission has been retroactively reflected in the financial statements.

There have been no other issuances of common stock.

Note 4 - Going concern

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

Note 5 - Related party transactions

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

Note 6 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

                             PART III

ITEM  9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS  AND   CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF  THE  EXCHANGE ACT.

The information required in this item is incoproated by reference to this document and the section entitled "EMPLOYEES".

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation to be paid by the Company to its officers, directors, and significant employees.

NAME OF INDIVIDUAL      POSITION WITH COMPANY    ANNUAL COMPENSATION
---------------------------------------------------------------------
John Devlin             President and Director       $75,000.00



Footnotes to Executive Compensation:
------------------------------------
1. No executive officer of the Company prior to December 31, 2000 drew a salary from the Company.
2. There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who are already drawing a salary for the management of the Company it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

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

None.

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

COBRATECH INTERNATIONAL, INC.

By: /s/ John Devlin
     --------------------------              Date:  April 16, 2001

John Devlin
President and Director

                         INDEX TO EXHIBITS


Exhibit
Number            Name and/or Identification of Exhibit
--------          -------------------------------------

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

11.            Statement Re-Computation of Per Share Earnings

                   Computation of per share earnings can be clearly determined from the table set forth in Note 2 of the Company's financial statements

23.            Consent of Experts and Counsel

                    Consents of independent public accountants

27.            Financial Data Schedule

                   Financial Data Schedule of CobraTech International, Inc. ending December 31, 2000


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

                       CobraTech International, Inc.
------------------------------------------------------------------------
                                (Registrant)

Date:    April 16, 2001
         ----------------

By:      /s/ John Devlin
         -------------------------------------
         John Devlin, President and Director