Form 10QSB
period 2001-03-31
DEAD MANS POINT INC
filed 2001-05-15
CIK 1098284

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

Or

[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

                         CobraTech International, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


            Nevada                             88-0422028
-------------------------------  ------------------------------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


6511 Jasper Road, Sechelt, BC
          Valley, CA                            V0N 3A8
-------------------------------                ----------
(Address of principal executive                (Zip Code)
           offices)

                         (604) 885-0401
      ---------------------------------------------------
      (Registrant's telephone number, including area code)

                                 N/A
 ---------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                             Yes [ ] No [ ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                 8,840,001

                          COBRATECH INTERNATIONAL, INC.
                      (A Development Stage Company)


                            Table of Contents

                                                                      Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements---------------------------------------     3

Balance Sheet March 31, 2000 and December 31, 2000-----------------     4

Statement of Operations for the Three Months Ending March
31, 2001 and 2000, and for the Period March 30, 1999 (Inception)
to March 31, 2001--------------------------------------------------     5

Statement of Cash Flows for the Three Months Ending March
31, 2001 and 2000 and for the Period from March 30, 1999
(Inception) to March 31, 2001--------------------------------------     6

Notes to Financial Statements--------------------------------------     7

Item 2. Management's Discussion and Plan of Operation--------------     9

PART II - OTHER INFORMATION

Item 6. Exhibits---------------------------------------------------    10

SIGNATURES---------------------------------------------------------    11

                  Cobra Tech International, Inc.
                   (A Development Stage Company)

                           Balance Sheet
                               as of
                          March 31, 2001
                        and March 31, 2000

                                and

                     Statements of Operations,
                                and
                            Cash Flows
                    for the Three Months Ending
                     March 31, 2001 and 2000,
                        and For the Period
           March 30, 1999 (Inception) to March 31, 2001

                         TABLE OF CONTENTS
                         -----------------




                                                             Page

Independent Accountant's Review Report----------------         1

Balance Sheet-----------------------------------------         2

Income Statement--------------------------------------         3

Statement of Cash Flows-------------------------------         4

Footnotes---------------------------------------------         5

G. BRAD BECKSTEAD
Certified Public Accountant
                                               330 E. Warm Springs
                                               Las Vegas, NV 89119
                                                      702.528.1984
                                               425.928.2877 (efax)


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Cobra Tech International, Inc.
[formerly Dead Man's Point, Inc.]
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Cobra Tech International, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period March 30, 1999 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period March 30, 1999 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Cobra Tech International, Inc. (a development stage company) as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated April 9, 2001, I expressed an unqualified opinion on those financial statements.

/s/ G. Brad Beckstead

May 8, 2001

G. BRAD BECKSTEAD
Certified Public Accountant
                                               330 E. Warm Springs
                                               Las Vegas, NV 89119
                                                      702.528.1984
                                               425.928.2877 (efax)





May 8, 2001


To Whom It May Concern:

The firm of G. Brad Beckstead, CPA, consents to the inclusion of my report of May 8, 2001, on the Financial Statements of Cobra Tech International, Inc. for the three months ending March 31, 2001, in any filings which are necessary now or in the near future to be filed with the US Securities and Exchange Commission.

Signed,

/s/ G. Brad Beckstead

    G. Brad Beckstead, CPA

                       Cobra Tech International, Inc.
                     [formerly Dead Man's Point, Inc.]
                       (a Development Stage Company)
                                Balance Sheet


                                              (unaudited)
                                                March 31,   December 31,
                                                  2001          2000
                                               ----------   ----------
Assets

Current assets:
 Cash                                          $     19      $     19
  Loan to stockholder                             9,511         9,511
                                               ----------   ----------
  Total current assets                            9,530         9,530
                                               ----------   ----------
                                               $  9,530      $  9,530
                                               ==========   ==========

Liabilities and Stockholders' Equity


Current liabilities:
 Loan from stockholder                         $   8,334     $  8,334
                                               ----------   ----------
  Total current liabilities                        8,334        8,334
                                               ----------   ----------

Stockholders' Equity:
Common stock, $0.001 par value,
25,000,000 shares authorized,
8,840,001 shares issued and outstanding            8,840        8,840
Additional paid-in capital                        10,860       10,860
Deficit accumulated during development stage     (18,504)     (18,504)
                                               ----------   ----------
                                                   1,196        1,196
                                               ----------   ----------
                                               $   9,530     $  9,530
                                               ==========   ==========


The Accompanying Notes are an Integral Part of These Financial Statements

                           Cobra Tech International, Inc.
                         [formerly Dead Man's Point, Inc.]
                           (a Development Stage Company)
                              Statement of Operations
                                    (unaudited)
                    For the Three Months Ending March 31, 2001 and 2000
             and For the Period March 30, 1999 (Inception) to March 31, 2001



                                           Three Months Ending   March 30, 1999
                                                 March 31,       (Inception) to
                                       -------------------------     March 31,
                                             2001          2000        2001
                                       ------------   -----------   -----------

Revenue                                 $        -    $        -    $        -
                                       ------------   -----------   -----------
Expenses:
 General and administrative expenses             -             -        18,504
                                       ------------   -----------   -----------
  Total expenses                                 -             -        18,504
                                       ------------   -----------   -----------
Net (loss)                              $        -    $        -    $  (18,504)
                                       ============   ===========   ===========
Weighted average number of
 common shares outstanding               8,840,001     8,840,001     8,840,001
                                       ============   ===========   ===========
Net (loss) per share                    $        -    $        -    $    (0.00)
                                       ============   ===========   ===========


      The Accompanying Notes are an Integral Part of These Financial Statements

                          Cobra Tech International, Inc.
                         [formerly Dead Man's Point, Inc.]
                          (a Development Stage Company)
                             Statement of Cash Flows
                                  (unaudited)
                 For the Three Months Ending March 31, 2001 and 2000
           and For the Period March 30, 1999 (Inception) to March 31, 2001



                                            Three Months Ending  March 30, 1999
                                                 March 31,       (Inception) to
                                         -----------------------      March 31,
                                           2001           2000          2001
                                        ---------      ---------      ---------
Cash flows from operating activities
Net (loss)                               $     -        $     -       $(18,504)
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities
 (Increase) in loan to stockholder                                      (9,511)
 Increase in loan from stockholder             -              -          8,334
                                        ---------      ---------      ---------
Net cash (used) by operating activities        -              -        (19,681)
                                        ---------      ---------      ---------
Cash flows from investing activities
Net cash used by investing activities          -              -             -
                                        ---------      ---------      ---------
Cash flows from financing activities
 Issuance of Common Stock                      -              -         19,700
                                        ---------      ---------      ---------
Net cash provided by financing activities      -              -         19,700
                                        ---------      ---------      ---------
Net (decrease) increase in cash                -              -             19
Cash - beginning                              19              -             -
                                        ---------      ---------      ---------
Cash - ending                            $    19        $     -        $    19
                                        =========      =========      =========
Supplemental disclosures:
 Interest paid                           $     -        $     -        $     -
                                        =========      =========      =========
 Income taxes paid                       $     -        $     -        $     -
                                        =========      =========      =========


      The Accompanying Notes are an Integral Part of These Financial Statements

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

Loss per share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2001.

Advertising Costs
-----------------
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses as of March 31, 2001.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2001.

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

Note 2 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended March 31, 2001, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

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

Note 4 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Because the Company does not have significant cash or other material assets nor does it an established source of revenue sufficient to cover its operating costs, the stockholders/officers will continue advancing enough cash to cover the operating costs the company. The advances do not bear any interest. Additionally, the Company intends to sell additional shares of its $0.001 par value common stock upon appropriate registration processes with the SEC.

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

General

CobraTech International, Inc.("COBB" or the "Company"),a Nevada corporation, was incorporated on March 30, 1999. We plan to develop a western-themed resort facility with entertainment, Old West shooting range, campground,
RV Park, Camp Store, stables and hotel rooms for overnight lodging, to be
located  in  the  Southern California region of the United States.   The
Company seeks to create a facility that will immerse visitors in the old west of the 1800s. The Company has controlling interest in the land selected for development as well as approval for the project. The management team brings experience and an understanding and passion for the true Old West.

Results of Operations

COBB has not generated any revenues since inception. The Company has a limited operating history and activities to date have been limited primarily to raising the capital necessary to begin the development phase of the project. In management's estimation, it would not be prudent to begin construction until enough capital has been raised to ensure its successful completion.

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

  13        Annual or Quarterly Reports

                       (a) Form 10-QSB for the Quarter ended September 30, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on
                       Form 10-QSB, previously filed with the Commission.

                       (b) Form 10-KSB for the Year ended December 31, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

                               SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CobraTech International, Inc.
---------------------------------------------------------------------------
                              (Registrant)




Date: May 14, 2001

By:  /s/ John Devlin
         John Devlin, President and Director