Form 10QSB
period 2001-06-30
DEAD MANS POINT INC
filed 2001-08-28
CIK 1098284

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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


6511 Jasper Road, Sechelt, BC                   V0N 3A8
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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                 8,840,001

                          COBRATECH INTERNATIONAL, INC.
                         (A Development Stage Company)


                            Table of Contents


Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements---------------------------------------    3

Balance Sheet June 30, 2001 and December 31, 2000-----------------     4

Statement of Operations for the Three and Six Months Ending June
30, 2001 and 2000, and for the Period March 30, 1999 (Inception)
to June 30, 2001--------------------------------------------------     5

Statement of Cash Flows for the Six Months Ending June
30, 2001 and 2000 and for the Period from March 30, 1999
(Inception) to June 30, 2001--------------------------------------     6

Notes to Financial Statements--------------------------------------    7

Item 2. Management's Discussion and Plan of Operation--------------    9

PART II - OTHER INFORMATION

Item 6. Exhibits---------------------------------------------------    10

SIGNATURES---------------------------------------------------------    11

G. BRAD BECKSTEAD
Certified Public Accountant
                                               330 E. Warm Springs
                                               Las Vegas, NV 89119
                                                      702.257.1984
                                                702.362.0540 (fax)


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Cobra Tech International, Inc.
[formerly Dead Man's Point, Inc.]
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Cobra Tech International, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the three and six months ended June 30, 2001 and
2000 and for the period March 30, 1999 (Inception) to June 30, 2001, and statements of cash flows for the six month period ending June 30, 2001 and 2000 and for the period March 30, 1999 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Cobra Tech International, Inc. (a development stage company) as of June 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated April 9, 2001, I expressed an unqualified opinion on those financial statements.

/s/ G. Brad Beckstead
July 25, 2001

G. BRAD BECKSTEAD
Certified Public Accountant
                                               330 E. Warm Springs
                                               Las Vegas, NV 89119
                                                      702.257.1984
                                                702.362.0540 (fax)





July 25, 2001


To Whom It May Concern:

The firm of G. Brad Beckstead, CPA, consents to the inclusion of my report of July 25, 2001, on the Financial Statements of Cobra Tech International, Inc. for the three months ending June 30, 2001, in any filings which are necessary now or in the near future to be filed with the US Securities and Exchange Commission.

Signed,

/s/ G. Brad Beckstead
G. Brad Beckstead, CPA

                  Cobra Tech International, Inc.
                   (A Development Stage Company)

                           Balance Sheet
                               as of
                           June 30, 2001
                       and December 31, 2000

                                and

                     Statements of Operations,
                                and
                            Cash Flows
                for the Three and Six Months Ending
                      June 30, 2001 and 2000,
                        and For the Period
            March 30, 1999 (Inception) to June 30, 2001

                         TABLE OF CONTENTS


                                                             Page

Independent Accountant's Review Report                         1

Balance Sheet                                                  2

Income Statement                                               3

Statement of Cash Flows                                        4

Footnotes                                                      5

                             Cobra Tech International, Inc.
                           [formerly Dead Man's Point, Inc.]
                             (a Development Stage Company)
                                     Balance Sheet


                                                       (unaudited)
                                                         June 30,  December 31,
                                                           2001         2000
                                                       ----------    ----------
Assets

Current assets:
  Cash                                                 $      19     $      19
  Loan to stockholder                                      9,511         9,511
                                                       ----------    ----------
    Total current assets                                   9,530         9,530
                                                       ----------    ----------

                                                       $   9,530     $   9,530
                                                       ==========    ==========
Liabilities and Stockholders' Equity

Current liabilities
  Loan from stockholder                                $   8,334     $   8,334
                                                       ----------    ----------
    Total current liabilities                              8,334         8,334
                                                       ----------    ----------
Stockholders' Equity:
  Common stock, $0.001 par value, 25,000,000
   shares authorized, 8,840,001 shares issued and
   outstanding                                             8,840         8,840
  Additional paid-in capital                              10,860        10,860
  (Deficit) accumulated during development stage         (18,504)      (18,504)
                                                       ----------    ----------
                                                           1,196         1,196
                                                       ----------    ----------
                                                       $   9,530     $   9,530
                                                       ==========    ==========


The accompanying Notes are an integral part of these financial statements.

                             Cobra Tech International, Inc.
                           [formerly Dead Man's Point, Inc.]
                            (a Development Stage Company)
                                Statement of Operations
                                      (unaudited)
             For the Three and Six Months Ending June 30, 2001 and 2000
            and For the Period March 30, 1999 (Inception) to June 30, 2001

                                                                     March 30,
                                                                       1999
                                                                    (Inception)
                             Three Months Ending  Six Months Ending     to
                                    June 30,           June 30,       June 30,
                             ------------------- -------------------
                                2001      2000      2001      2000     2001
                             --------- --------- --------- --------- ---------
Revenue                       $      -  $      -  $      - $       -  $      -
                             --------- --------- --------- --------- ---------
Expenses:

  General and administrative
   expenses                          -     2,968         -     3,358    18,504
                             --------- --------- --------- --------- ---------
    Total expenses                   -     2,968         -     3,358    18,504
                             --------- --------- --------- --------- ---------
Net (loss)                    $      -  $ (2,968) $      - $  (3,358) $(18,504)
                             ========= ========= ========= ========= =========
Weighted average number of
 common shares outstanding   8,840,001 8,840,001 8,840,001 8,840,001 8,840,001
                             ========= ========= ========= ========= =========
Net (loss) per share          $      -  $  (0.00) $      - $   (0.00) $  (0.00)
                             ========= ========= ========= ========= =========


The accompanying Notes are an integral part of these financial statements.

                             Cobra Tech International, Inc.
                            [formerly Dead Man's Point, Inc.]
                              (a Development Stage Company)
                                 Statement of Cash Flows
                                       (unaudited)
                    For the Six Months Ending June 30, 2001 and 2000
             and For the Period March 30, 1999 (Inception) to June 30, 2001

                                                                      March 30,
                                                                       1999
                                                  Six Months Ending (Inception)
                                                        June 30,         to
                                                  -------------------  June 30,
                                                     2001      2000      2001
                                                  ---------  --------  --------
Cash flows from operating activities
Net (loss)                                       $      -   $ (3,358) $(18,504)
Depreciation expense                                    -          -         -
Adjustments to reconcile net (loss) to net cash
        used by operating activities:
         Accounts payable                               -        (50)        -
                                                  ---------  --------  --------
Net cash used by operating activities                   -     (3,408)  (18,504)
                                                  ---------  --------  --------
Cash flows from investing activities
                                                        -         -          -
                                                  ---------  --------  --------
Net cash used by investing activities                   -         -          -
                                                  ---------  --------  --------
Cash flows from financing activities
        Loan from stockholder                            -     3,018    (1,177)
        Issuance of common stock                         -         -    19,700
                                                  ---------  --------  --------
Net cash provided by financing activities                -     3,018    18,523
                                                  ---------  --------  --------
Net (decrease) increase in cash                          -      (390)       19
Cash - beginning                                        19       459         -
Cash - ending                                     $     19   $    69   $    19
                                                  =========  ========  ========
Supplemental disclosures:
        Interest paid                             $      -   $     -   $     -
                                                  =========  ========  ========
        Income taxes paid                         $      -   $     -   $     -
                                                  =========  ========  ========


The accompanying Notes are an integral part of these financial statements.

Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $18,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to
further   development  of  the  Company's  products,  to   provide
financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2. Management's Discussion and Plan of Operation

General

CobraTech International,Inc.("COBB" or the "Company"),a Nevada corporation, was incorporated on March 30, 1999. We plan to develop a western-themed resort facility with entertainment, Old West shooting range, campground, RV Park, Camp Store, stables and hotel rooms for overnight lodging, to be located in the Southern California region of the United States. The Company seeks to create a facility that will immerse visitors in the old west of the 1800s. The Company has controlling interest in the land selected for development as well as approval for the project. The management team brings experience and an understanding and passion for the true Old West.

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

As of June 30, 2001, the Company has developed a business plan, recruited and retained a management team and raised capital via a private placement offering of stock made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504.

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

  13        Annual or Quarterly Reports

                       (a) Form 10-QSB for the Quarter ended March 31, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

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




Date: August 10, 2001

By:  /s/ John Devlin
         John Devlin, President and Director