Form 10QSB
period 2001-09-30
DEAD MANS POINT INC
filed 2001-11-14
CIK 1098284

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

Or

[  ]                         TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

                      CobraTech International, Inc.
                      -----------------------------
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0422028
            ------                          ----------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

6511 Jasper Road, Sechelt, BC                V0N 3A8
-------------------------------             ----------
(Address of principal executive             (Zip Code)
           offices)

                         (604) 885-0401
                         --------------
      (Registrant's telephone number, including area code)

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                8,840,001

                          COBRATECH INTERNATIONAL, INC.
                         (A Development Stage Company)


                            Table of Contents

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountant's Review Report                           3

Balance Sheet September 30, 2001 and December 31, 2000           5

Statement of Operations for the Three and Nine Months Ending     6
September 30, 2001 and 2000, and for the Period March 30, 1999
(Inception) to March 31, 2001

Statement of Cash Flows for the Three and Nine Months Ending     7
September 30, 2001 and 2000 and for the Period from March 30,
1999 (Inception) to March 31, 2001

Notes to Financial Statements                                    8

Item 2. Management's Discussion and Plan of Operation            9

PART II - OTHER INFORMATION

Item 6. Exhibits                                                11

SIGNATURES                                                      12

G. BRAD BECKSTEAD
Certified Public Accountant
                                               330 E. Warm Springs
                                               Las Vegas, NV 89119
                                                      702.257.1984
                                                702.362.0540 (fax)


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Cobra Tech International, Inc.
[formerly Dead Man's Point, Inc.]
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Cobra Tech International, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and for the period March 30, 1999 (Inception) to September 30, 2001, and statements of cash flows for the nine month period ending September 30, 2001 and 2000 and for the period March 30, 1999 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Cobra Tech International, Inc. (a development stage company) as of September 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated April 9, 2001, I expressed an unqualified opinion on those financial statements.

/s/ G. Brad Beckstead
November 8, 2001

                  Cobra Tech International, Inc.
                   (A Development Stage Company)

                          Balance Sheets
                               as of
                        September 30, 2001
                       and December 31, 2000

                                and

                     Statements of Operations,
                                and
                            Cash Flows
               for the Three and Nine Months Ending
                   September 30, 2001 and 2000,
                        and For the Period
         March 30, 1999 (Inception) to September 30, 2001

                             Cobra Tech International, Inc.
                           [formerly Dead Man's Point, Inc.]
                             (a Development Stage Company)
                                      Balance Sheet


                                                 (unaudited)
                                                September 30,      December 31,
                                                    2001               2000
                                                 -----------        -----------
Assets

Current assets:
 Cash                                            $       19         $       19
  Loan to stockholder                                 9,511              9,511
                                                 -----------        -----------
   Total current assets                               9,530              9,530
                                                 -----------        -----------

                                                 $    9,530         $    9,530
                                                 ===========        ===========
Liabilities and Stockholders' Equity

Current liabilities
 Loan from stockholder                           $    8,334         $    8,334
                                                 -----------        -----------
   Total current liabilities                          8,334              8,334
                                                 -----------        -----------
Stockholders' Equity:
  Common stock, $0.001 par value, 25,000,000
  shares authorized, 8,840,001 shares issued and
  outstanding                                         8,840              8,840
  Additional paid-in capital                         10,860             10,860
  (Deficit) accumulated during development stage    (18,504)           (18,504)
                                                      1,196              1,196
                                                 -----------        -----------
                                                 $    9,530         $    9,530
                                                 ===========        ===========


The accompanying Notes are an integral part of these financial statements.

                             Cobra Tech International, Inc.
                           [formerly Dead Man's Point, Inc.]
                            (a Development Stage Company)
                                Statement of Operations
                                      (unaudited)
           For the Three and Nine Months Ending September 30, 2001 and 2000
         and For the Period March 30, 1999 (Inception) to September 30, 2001



                                                                     March 30
                                                                       1999
                                                                        to
                            Three Months Ending  Nine Months Ending Inception)
                                 September 30,     September 30,     September
                             ------------------- -------------------     30,
                                2001     2000       2001     2000       2001
                             --------- --------- --------- --------- ---------

Revenue                      $       - $      - $        - $      -  $      -
                             --------- --------- --------- --------- ---------
Expenses:

 General and administrative
  expenses                           -    2,241          -    5,599    18,504
                             --------- --------- --------- --------- ---------
  Total expenses                     -    2,241          -    5,599    18,504
                             --------- --------- --------- --------- ---------
Net (loss)                   $       - $ (2,241) $       - $ (5,599) $(18,504)
                             ========= ========= ========= ========= =========
Weighted average number of
 common shares outstanding   8,840,001 8,840,001 8,840,001 8,840,001 8,840,001
                             ========= ========= ========= ========= =========
Net (loss) per share         $       - $  (0.00) $       - $  (0.00) $  (0.00)
                             ========= ========= ========= ========= =========


The accompanying Notes are an integral part of these financial statements.

                             Cobra Tech International, Inc.
                           [formerly Dead Man's Point, Inc.]
                             (a Development Stage Company)
                                 Statement of Cash Flows
                                        (unaudited)
                   For the Nine Months Ending September 30, 2001 and 2000
           and For the Period March 30, 1999 (Inception) to September 30, 2001



                                                                 March 30, 1999
                                                                   (Inception)
                                                Nine Months Ending      to
                                                   September 30,    September
                                               --------------------      30,
                                                  2001       2000       2001
                                               ---------  ---------  ---------

Cash flows from operating activities
Net (loss)                                     $       -  $  (5,599) $ (18,504)
Depreciation expense                                   -          -          -
Adjustments to reconcile net (loss) to net cash
  used by operating activities:
  Accounts payable                                     -        (50)         -
                                               ---------  ---------  ---------
Net cash used by operating activities                  -     (5,649)   (18,504)
                                               ---------  ---------  ---------
Cash flows from investing activities
                                                       -          -          -
                                               ---------  ---------  ---------
Net cash used by investing activities                  -          -          -
                                               ---------  ---------  ---------
Cash flows from financing activities
  Loan from stockholder                                -      5,209     (1,177)
  Issuance of common stock                             -          -     19,700
                                               ---------  ---------  ---------
Net cash provided by financing activities              -      5,209     18,523
                                               ---------  ---------  ---------
Net (decrease) increase in cash                        -       (440)        19
Cash - beginning                                      19        459          -
                                               =========  =========  =========
Cash - ending                                  $      19  $      19  $      19
                                               =========  =========  =========
Supplemental disclosures:
  Interest paid                                $       -  $       -  $       -
                                               =========  =========  =========
  Income taxes paid                            $       -  $       -  $       -
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $18,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

General

CobraTech International, Inc. ("COBB" or the "Company"), a Nevada corporation, was incorporated on March 30, 1999. We plan to develop a western-themed resort facility with entertainment, Old West shooting range, campground,
RV Park, Camp Store, stables and hotel rooms for overnight lodging, to be
located  in  the  Southern California region of the UnitedStates.   The
Company seeks to create a facility that will immerse visitors in the old west of the 1800s. The Company has controlling interest in the land selected for development as well as approval for the project. The management team brings experience and an understanding and passion for the true Old West.

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

As of September 30, 2001, the Company has developed a business plan, recruited and retained a management team and raised capital via a private placement offering of stock made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504.

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

                       PART II - OTHER INFORMATION

                            Item 6. Exhibits

Exhibit      Name and/or Identification of Exhibit
Number

  3          Articles of Incorporation & By-Laws

                       (a)Articles of Incorporation of the Company filed March 30, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

                       (b)By-Laws of the Company adopted March 30, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  13        Annual or Quarterly Reports

                      (a) Form 10-QSB for the Quarter ended June 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

                      (b) Form 10-KSB for the Year ended December 31, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  27         Financial Data Schedule

                      Financial Data Schedule of CobraTech International, Inc. ending September 30, 2001

                               SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CobraTech International, Inc.
                        ----------------------------
                              (Registrant)




Date: November 13, 2001

By:  /s/ John Devlin
          John Devlin, President and Director