Form 10KSB/A
period 2000-12-31
COBRATECH INTERNATIONAL INC
filed 2002-03-12
CIK 1098284

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                          Form 10-KSB, Amendment No. 1

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the Transition Period from __________ to __________

                        Commission File Number 000-28005

                          CobraTech International, Inc.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

Nevada                                                               88-0422028
------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6511 Jasper Road, Sechelt, British Columbia Canada                      V0N 3A8
------------------------------------------------------   -----------------------
(Address of principal executive offices)                             (Zip Code)

                                 (604) 885-0401
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share, 25,000,000 shares authorized.

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

The number of shares of Common Stock outstanding as of December 31, 2000 was 24,200,030.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                            Yes ( )       No (X)

The Company filed an Annual Report on Form 10-KSB for the year ended December 31, 2000 and Quarterly Reports on Form 10-QSB for the three month period ended March 31, 2001, the six month period ended June 30, 2001 and the nine month period ended September 30, 2001, which did not accurately reflect the forward split which occurred in November 2000 and did not accurately reflect 24,200,030 as the total number of issued and outstanding shares of common stock. Therefore, the Company intends to file an amended Annual Report on Form 10-KSB for the year ended December 31, 2000, and amended Quarterly Reports on Form 10-QSB for the three month period ended March 31, 2001, the six month period ended June 30, 2001 and the nine month period ended September 30, 2001, in order to accurately reflect the forward split and the total number of issued and outstanding shares of common stock as 24,200,030.

                                     PART I

ITEM 1 -- BUSINESS.

Our Background. The Company was incorporated on March 30, 1999. On November 14, 2000, the Company changed its name from Dead Man's Point, Inc., to CobraTech International, Inc.

General. CobraTech International, Inc. plans to create a western-themed resort facility with entertainment, attractions and hotel rooms for overnight lodging, to be located in the Southern California region of the United States. The Company seeks to create a facility that depicts life in the old-west of the 1800s. The Company intends to develop this concept by doing the following: identifying land to build the project on; conducting feasibility analysis on identified land; obtaining financing to purchase the property; and attracting developers to build hotels, restaurants, retail stores and attractions.

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

Industry Background. The Company seeks to re-create the old west environment by performing living history interpretations based on first person or generic approximations of frontier people and events in the United States during the 1800s. Reenactment groups provide slices of history for public consumption, such as street scenes, gunfights, cowboys on horseback or some other representation of daily life. Typical reenactment companies attempt to portray history based on the best research available, to prevent inaccuracies.

The reenactment and re-creation of historical lifestyles is a relatively small industry segment. The companies encountered by Dead Man's Point in the recreation industry to date are private or non-profit organizations. The Company's research has not discovered publicly traded companies providing representation of life in the old west.

The CobraTech International Concept. CobraTech International, Inc. seeks to develop entertainment and lodging built around a recreation of a town depicting life in the "old-west" United States in the 1800s. The Company seeks to establish a base of operations in the Southern California region. The proposed facilities include hotel rooms, recreational vehicle grounds, conference and musical venues, retail stores and restaurants. These facilities will emphasize the old west and mining era theme, with tenants that may not be available in a typical urban shopping area. The historical concept will also provide educational opportunities, where guests can learn about life in the old west. The Company may feature live reenactments of the daily lifestyle and hardships encountered in the United States during the 1800s.

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

Government Regulation. The Company's business is subject to a variety of state and local governmental regulations and licensing requirements relating to entertainment and land development activities. Prior to commencing feasibility studies on a project, the Company may be required to obtain permits and or licenses to conduct operations.

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

Employees. The Company presently has one full-time employee and no part-time employee. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

The Company's corporate headquarters are located at 6511 Jasper Road, Sechelt, British Columbia, Canada V0N 3A8. The office space is provided by an officer and director of the Company at no cost to the Company. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by the Company. Management believes this is currently suitable as the main administrative office and should remain so for the next approximately twelve months.

ITEM 3 -- LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Reports to Security Holders. The Company is a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. The Company is eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "COBB". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

On November 14, 2000, John A. Schaffer, President and chief executive officer of Dead Man's Point, Inc., resigned as a member of the Board of Directors and as the Registrant's President and chief executive officer. Prior to his resignation, Mr. Schaffer elected Mr. John Devlin to the Board of Directors and appointed Mr. Devlin as the President and chief executive officer. Concomitant with his resignation, Mr. Schaffer returned 9,000,000 shares of the Registrant's common stock which were previously issued to him to the capital stock of the Registrant. Mr. Devlin and then transferred ownership of his remaining 500,000 common shares to Mr. Devlin.

On November 14, 2000, the Company's Board of Directors authorized a 30 to 1 forward split of the Company's common stock. That forward split was effectuated through a dividend of 29 shares for every one share of common stock outstanding. The record date for the stock dividend was November 9, 2000, with a pay date of November 10, 2000. The stock dividend increased the Company's number of issued and outstanding shares of common stock to 25,200,030. However, because that number would have exceeded the Company's number of authorized shares of common stock, which is 25,000,000, Mr. Devlin agreed to cancel 1,000,000 shares of the common stock that he would have received after the dividend. Therefore, the Company's number of issued and outstanding shares of common stock is 24,200,030.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

    o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
    o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
    o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
    o    a toll-free telephone number for inquiries on disciplinary actions;
    o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
    o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

    o    the bid and offer quotations for the penny stock;
    o the compensation of the broker-dealer and its salesperson in the transaction;
    o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
    o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

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

Overview

The Company was organized March 30, 1999, and is considered to be a developmental stage company engaged in the creation of a western- themed resort facility. The Company has a limited operating history and has not generated revenues from its operations. CobraTech International, Inc.'s activities have been limited to start-up procedures. Consequently, the Company has incurred the expenses of such procedures. Future operating results will depend on many factors, including its ability to raise adequate working capital, demand for its services, the level of competition and its ability to satisfy governmental regulations and deliver its services while maintaining quality and controlling costs.

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

Revenues. Cobra Tech International, Inc. is a developmental stage company. The Company has not generated any revenues to date. The Company has devoted substantially all of its present efforts to: (1) developing its presence in the real estate services market, (2) marketing its services to the general public and (3) maintaining its 12(g) reporting requirements with the Securities Act of 1934 and its commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB").

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

ITEM 7. FINANCIAL STATEMENTS.




G. BRAD BECKSTEAD
----------------------------
Certified Public Accountant                                 330 E. Warm Springs
                                                            Las Vegas, NV 89119
                                                            702.257.1984
                                                            702.362.0540 (fax)




                          INDEPENDENT AUDITOR'S REPORT

March 8, 2002

Board of Directors
Cobra Tech International, Inc.
[formerly Dead Man's Point, Inc.]
Las Vegas, NV

I have audited the restated Balance Sheets of Cobra Tech International, Inc. [formerly Dead Man's Point, Inc.] (the "Company") (a Development Stage Company), as of December 31, 2000 and 1999, and the related restated Statements of Operations, restated Stockholders' Equity, and restated Cash Flows for the years then ended, and for the period March 30, 1999 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the restated balance sheets of Cobra Tech International, Inc. as of December 31, 2000 and 1999, and its related restated statements of operations, equity and cash flows for the years then ended, and for the period March 30, 1999 (Date of Inception) to December 31, 2000, in conformity with generally accepted accounting principles.

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



G. Brad Beckstead, CPA

                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (a Development Stage Company)
                            Balance Sheet - restated


                                                                                   December 31,            December 31,
                                                                                      2000                     1999
                                                                               ---------------------    --------------------
Assets

Current assets:
    Cash                                                                       $                 19     $               459
    Loan to stockholder                                                                       9,511                   9,511
                                                                               ---------------------    --------------------
      Total current assets                                                                    9,530                   9,970
                                                                               ---------------------    --------------------

                                                                               $              9,530     $             9,970
                                                                               =====================    ====================

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                           $                  -     $                50
    Loan from stockholder                                                                     8,334                   3,125
                                                                               ---------------------    --------------------
      Total current liabilities                                                               8,334                   3,175
                                                                               ---------------------    --------------------

                                                                                              8,334                   3,175
                                                                               ---------------------    --------------------

Stockholders' equity:
    Common stock, $0.001 par value, 25,000,000 shares
      authorized, 24,200,030 and 9,840,001 shares
      issued and outstanding as of 12/31/00 and 12/31/99, respectively                       24,200                   9,840
    Additional paid-in capital                                                                9,860                   9,860
    Treasury stock                                                                           10,000                       -
    (Deficit) accumulated during development stage                                          (42,864)                (12,905)
                                                                               ---------------------    --------------------
                                                                                              1,196                   6,795
                                                                               ---------------------    --------------------

                                                                               $              9,530     $             9,970
                                                                               =====================    ====================



   The accompanying Notes are an integral part of these financial statements.

                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (a Development Stage Company)
                       Statement of Operations - restated

                                                                                                               March 30, 1999
                                                                        Years ending December 31,              (Inception) to
                                                               ------------------------------------------        December 31,
                                                                      2000                   1999                   2000
                                                               -------------------    -------------------    -------------------
Revenue                                                        $                -     $                -     $                -
                                                               -------------------    -------------------    -------------------
Expenses:
   General administrative expenses                                          5,599                 12,905                 18,504
                                                               -------------------    -------------------    -------------------
     Total expenses                                                         5,599                 12,905                 18,504
                                                               -------------------    -------------------    -------------------

Net (loss)                                                     $           (5,599)    $          (12,905)    $          (18,504)
                                                               ===================    ===================    ===================
Weighted average number of
   common shares outstanding - basic and fully diluted                 24,200,030              9,840,001
                                                               ===================    ===================

Net (loss) per share - basic and fully diluted                 $            (0.00)    $            (0.00)
                                                               ===================    ===================




   The accompanying Notes are an integral part of these financial statements.

                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity - restated
     For the period March 30, 1999 (Date of Inception) to December 31, 2000



                                                                                                           (Deficit)
                                                                                                          Accumulated
                                                 Common Stock        Additional                             During        Total
                                           -------------------------  Paid-in    Treasury   Subscription    Develop    Stockholders'
                                              Shares       Amount     Capital     Stock      Receivable      Stage        Equity
                                           ------------  ----------- ---------- ----------  ------------ ------------- -------------
March 31, 1999
 Shares issued for subscription receivable   9,500,000   $    9,500  $        - $        -  $     (9,500) $          - $          -

April 1, 1999
    Shares issued for cash                     340,001          340       9,860                                              10,200

August 20, 1999
 Cash received for subscription receivable                                               -         9,500                      9,500

Net (loss) for the year ended
    December 31, 1999                                                                                          (12,905)     (12,905)
                                           ------------ ------------ ---------- ----------  ------------ -------------  -----------

Balance, December 31, 1999                   9,840,001        9,840       9,860          -            -        (12,905)       6,795

Cancelled shares                            (9,000,000)      (9,000)                 9,000                                        -

30-for-1 stock dividend                     24,360,029       24,360                                            (24,360)           -

Cancelled shares                            (1,000,000)      (1,000)                 1,000                                        -

Net (loss) for the year ended
    December 31, 2000                                                                                           (5,599)      (5,599)
                                           ------------ ------------ ---------- ----------  ------------ -------------  ------------

Balance, December 31, 2000                  24,200,030  $    24,200  $    9,860 $   10,000  $          - $     (42,864) $     1,196
                                           ============ ============ ========== ==========  -=========== -============  ============




   The accompanying Notes are an integral part of these financial statements.

                Cobra Tech International, Inc.
              [formerly Dead Man's Point, Inc.]
                (a Development Stage Company)
              Statement of Cash Flows - restated


                                                                                                    March 30, 1999
                                                              Years ending December 31,             (Inception) to
                                                       ----------------------------------------       December 31,
                                                             2000                 1999                  2000
                                                       -----------------    -------------------   -------------------
Cash flows from operating activities
Net loss                                               $         (5,599)    $          (12,905)   $          (18,504)
Adjustments to reconcile net income to net cash used
    by operating activities:
      (Increase) decrease in:
        Loan to stockholder                                           -                 (9,511)               (9,511)
      Increase (decrease) in:
        Accounts payable                                            (50)                    50                     -
        Loan from stockholder                                     5,209                  3,125                 8,334
                                                       -----------------    -------------------   -------------------
Net cash used by operating activities                              (440)               (19,241)              (19,681)
                                                       -----------------    -------------------   -------------------

Cash flows from investing activities
Net cash provided (used) by investing activities                      -                      -                     -
                                                       -----------------    -------------------   -------------------

Cash flows from financing activities
    Issuance of common stock                                          -                 19,700                19,700
                                                       -----------------    -------------------   -------------------
Net cash provided by financing activities                             -                 19,700                19,700
                                                       -----------------    -------------------   -------------------
Net (decrease) increase in cash                                    (440)                   459                    19
Cash - beginning                                                    459                      -                     -
                                                       -----------------    -------------------   -------------------
Cash - ending                                          $             19     $              459    $               19
                                                       =================    ===================   ===================

Supplemental disclosures:
    Interest paid                                      $              -     $                -    $                -
                                                       =================    ===================   ===================
    Income taxes paid                                  $              -     $                -    $                -
                                                       =================    ===================   ===================



   The accompanying Notes are an integral part of these financial statements.

                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (a Development Stage Company)
                          Notes to Financial Statements



Note 1 - Significant accounting policies and procedures

Organization
-------------
The Company was organized March 30, 1999 (date of inception) under the laws of the State of Nevada, as Dead Man's Point, Inc. Subsequently, the Company changed its name to Cobra Tech International, Inc.

The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

Estimates
----------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Loss per share
---------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2000.

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

                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (a Development Stage Company)
                          Notes to Financial Statements


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

On November 14, 2000, the Company's president and CEO resigned. Concomitant with his resignation, he returned 9,000,000 shares of common stock to the Company. The Company cancelled these shares and returned them to treasury stock.

                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (a Development Stage Company)
                          Notes to Financial Statements


On November 14, 2000, the Company's board of directors approved a 30-for-1 stock forward split resulting in an issuance of 29 shares for every one share outstanding treated as a stock dividend. Concurrent with the stock dividend, the Company's major shareholder returned 1,000,000 shares to the Company to be cancelled and returned to treasury stock. The resulting number of shares issued and outstanding is 24,200,030.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Our directors and principal executive officers are as specified on the following table:

================ =============== ==============================================
Name                  Age        Position
---------------- --------------- ----------------------------------------------
John Devlin            44        president, secretary, treasurer and a director
================ =============== ==============================================

John Devlin. Mr. Devlin has been the president, secretary, treasurer and a director of the Company since November 2000. Mr. Devlin is primarily responsible for our day to day operations. Mr. Devlin is also the principal financial and accounting officer of the Company. Mr. Devlin is not an officer or director of any other reporting company.

On November 14, 2000, John A. Schaffer, the former President and chief executive officer of Dead Man's Point, Inc., resigned as a member of the Board of Directors and as the Company's President and chief executive officer. Prior to his resignation, Mr. Schaffer elected Mr. John Devlin to the Board of Directors and appointed Mr. Devlin as the President and chief executive officer. On this same date, Mr. Devlin accepted his appointment to the Board of Directors and the title of President and chief executive officer. Also on November 14, 2000, the Registrant's Secretary, Kathy J. Schaffer, and the Company's Treasurer, Dorothy
J. Cornish, submitted their resignations. These resignations were accepted by the Board of Directors on November 14, 2000.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We are not aware if our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation to be paid by the Company to its officers, directors, and significant employees.

============================================ ======= ============= ============= ===================== =========================
Name and Principal Position                   Year      Annual      Bonus ($)        Other Annual       All Other Compensation
                                                      Salary ($)                   Compensation ($)
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
John Devlin - president, secretary,          2000        None          None              None                    None
treasurer and director
============================================ ======= ============= ============= ===================== =========================

No executive officer of the Company prior to December 31, 2000 drew a salary from the Company. There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only director is its current executive officers who are already drawing a salary for the management of the Company it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

Employment Agreements. The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2000, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

=================== ===================================== ================================ =========================
                                Name and Address                 Amount and Nature             Percent of Class
 Title of Class               of Beneficial Owner              of Beneficial Owner
------------------- ------------------------------------- -------------------------------- -------------------------
Common Stock        John Devlin
                    6511 Jasper Road,                       14,000,000 shares, director             57.85%
                    Sechelt, British Columbia Canada
------------------- ------------------------------------- -------------------------------- -------------------------
Common Stock        All directors and named executive            14,000,000 shares                  57.85%
                    officers as a group
=================== ===================================== ================================ =========================

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS

(a) Exhibits:

3.1      Articles of Incorporation*
3.2      By-Laws*
3.3      Certificate of Amendment to Articles of Incorporation**

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB and amendments thereto, and is incorporated herein by reference.
** Filed as an exhibit to the Company's Form 8-K, Amendment No. 1, and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Sechelt, British Columbia, Canada, on March 11, 2002.


CobraTech International, Inc.

By:      /s/ John Devlin
         -----------------------------------------------------
         John Devlin
Its:     President, Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ John Devlin
         -----------------------------------------------------
         John Devlin
Its:     President, Secretary, Treasurer and Director