Form 10QSB/A
period 2001-03-31
COBRATECH INTERNATIONAL INC
filed 2002-03-12
CIK 1098284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-QSB, Amendment No. 1

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

                        Commission File Number: 000-28005

                          CobraTech International, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                                88-0422028
------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6511 Jasper Road, Sechelt, British Columbia Canada                       V0N 3A8
-------------------------------------------------------------- -----------------
(Address of principal executive offices)                              (Zip Code)

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

Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,200,030.

                          COBRATECH INTERNATIONAL, INC.
                          (A Development Stage Company)

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                  3

Balance Sheet March 31, 2001 and December 31, 2000                            4

Statement of Operations for the Three Months Ending March 31, 2001 and
2000, and for the Period March 30, 1999 (Inception) to March 31, 2001         5

Statement of Cash Flows for the Three Months Ending March 31, 2001 and 2000 and for the Period from March 30, 1999
(Inception) to March 31, 2001                                                 6

Notes to Financial Statements                                                 7

Item 2. Management's Discussion and Plan of Operation                         9

PART II - OTHER INFORMATION

SIGNATURES                                                                   11

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


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (a Development Stage Company)
                            Balance Sheet - restated

                                                                    (unaudited)
                                                                     March 31,              December 31,
                                                                       2001                     2000
                                                                ---------------------    --------------------
Assets

Current assets:
    Cash                                                        $                 19     $                19
    Loan to stockholder                                                        9,511                   9,511
                                                                ---------------------    --------------------
      Total current assets                                                     9,530                   9,530
                                                                ---------------------    --------------------

                                                                $              9,530     $             9,530
                                                                =====================    ====================
Liabilities and Stockholders' Equity

Current liabilities:
    Loan from stockholder                                       $              8,334     $             8,334
                                                                ---------------------    --------------------
      Total current liabilities                                                8,334                   8,334
                                                                ---------------------    --------------------

Stockholders' Equity:
    Common stock, $0.001 par value, 25,000,000
      shares authorized; 24,200,030 shares issued and
      outstanding at 3/31/01 and 12/31/00, respectively                       24,200                  24,200
    Additional paid-in capital                                                 9,860                   9,860
    Treasury stock                                                            10,000                  10,000
    (Deficit) accumulated during development stage                           (42,864)                (42,864)
                                                                ---------------------    --------------------
                                                                               1,196                   1,196
                                                                ---------------------    --------------------

                                                                $              9,530     $             9,530
                                                                =====================    ====================








The accompanying Notes are an integral part of these financial statements.

                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (a Development Stage Company)
                       Statement of Operations - restated
                                   (unaudited)
               For the Three Months Ending March 31, 2001 and 2000
         and For the Period March 30, 1999 (Inception) to March 31, 2001


                                                                    Three Months Ending                     March 30, 1999
                                                                          March 31,                         (Inception) to
                                                           ----------------------------------------            March 31,
                                                                 2001                   2000                    2001
                                                           -------------------    -----------------    ---------------------

Revenue                                                    $                -     $              -     $                  -
                                                           -------------------    -----------------    ---------------------

Expenses:
   General and administrative expenses                                      -                    -                   18,504
                                                           -------------------    -----------------    ---------------------
     Total expenses                                                         -                    -                   18,504
                                                           -------------------    -----------------    ---------------------

Net (loss)                                                 $                -     $              -     $            (18,504)
                                                           ===================    =================    =====================

Weighted average number of
   common shares outstanding - basic and fully diluted             24,200,030            9,840,001
                                                           ===================    =================

Net (loss) per share - basic and fully diluted             $                -     $              -
                                                           ===================    =================







The accompanying Notes are an integral part of these financial statements.

                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (a Development Stage Company)
                       Statement of Cash Flows - restated
                                   (unaudited)
               For the Three Months Ending March 31, 2001 and 2000
         and For the Period March 30, 1999 (Inception) to March 31, 2001


                                                              Three Months Ending                   March 30, 1999
                                                                    March 31,                       (Inception) to
                                                    -----------------------------------------           March 31,
                                                           2001                 2000                      2001
                                                    ------------------    -------------------    ----------------------
Cash flows from operating activities
Net (loss)                                          $               -     $                -     $             (18,504)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities
    (Increase) in loan to stockholder                                                                           (9,511)
    Increase in loan from stockholder                               -                      -                     8,334
                                                    ------------------    -------------------    ----------------------
Net cash (used) by operating activities                             -                      -                   (19,681)
                                                    ------------------    -------------------    ----------------------

Cash flows from investing activities
Net cash used by investing activities                               -                      -                         -
                                                    ------------------    -------------------    ----------------------

Cash flows from financing activities
    Issuance of common stock                                        -                      -                    19,700
Net cash provided by financing activities                           -                      -                    19,700
                                                    ------------------    -------------------    ----------------------

Net (decrease) increase in cash                                     -                      -                        19
Cash - beginning                                                   19                      -                         -
                                                    ------------------    -------------------    ----------------------
Cash - ending                                       $              19     $                -     $                  19
                                                    ==================    ===================    ======================

Supplemental disclosures:
    Interest paid                                   $               -     $                -     $                   -
                                                    ==================    ===================    ======================
    Income taxes paid                               $               -     $                -     $                   -
                                                    ==================    ===================    ======================










The accompanying Notes are an integral part of these financial statements.

                         Cobra Tech International, Inc.
                          (a Development Stage Company)
                                      Notes

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $(42,864) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Liquidity and Capital Resources

To date, the Company has attained cash from offerings of its common stock. On March 31, 1999, the Company issued 9,500,000 shares of its $0.001 par value common shares for a subscription receivable of $9,500. On April 1, 1999, the Company issued 340,001 shares of its common stock for cash of $10,200. On August 20, 1999, the Company canceled the subscription receivable and deposited $9,500 into the corporate checking account.

The Company has yet to generate any revenues. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company does not have significant cash or other material assets nor does it have an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
--------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Sechelt, British Columbia, Canada, on March 11, 2002.


CobraTech International, Inc.

By:      /s/ John Devlin
         --------------------------------------------
         John Devlin
Its:     President, Secretary, Treasurer and Director