Form 10QSB/A
period 2001-06-30
COBRATECH INTERNATIONAL INC
filed 2002-03-12
CIK 1098284

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

6511 Jasper Road, Sechelt, British Columbia Canada                     V0N 3A8
------------------------------------------------------- -----------------------
(Address of principal executive offices)                            (Zip Code)

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

                                Table of Contents

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                 3

Balance Sheet June 30, 2001, and December 31, 2000                           4

Statement of Operations for the Three and Six Months Ending
June 30, 2001 and 2000, and for the Period March 30, 1999 (Inception)
to June 30, 2001                                                             5

Statement of Cash Flows for the Six Months Ending June 30, 2001 and 2000 and for the Period from March 30, 1999
(Inception) to June 30, 2001                                                 6

Notes to Financial Statements                                                7

Item 2. Management's Discussion and Plan of Operation                        9

PART II - OTHER INFORMATION

SIGNATURES                                                                   11

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


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements




                   Cobra Tech International, Inc.
                  [formerly Dead Man's Point, Inc.]
                    (a Development Stage Company)
                      Balance Sheet - restated

                                                                                        (unaudited)
                                                                                          June 30,              December 31,
                                                                                            2001                     2000
                                                                                    ---------------------    --------------------
Assets

Current assets:
    Cash                                                                            $                 19     $                19
    Loan to stockholder                                                                            9,511                   9,511
                                                                                    ---------------------    --------------------
      Total current assets                                                                         9,530                   9,530
                                                                                    ---------------------    --------------------

                                                                                    $              9,530     $             9,530
                                                                                    =====================    ====================

Liabilities and Stockholders' Equity

Current liabilities
    Loan from stockholder                                                           $              8,334     $             8,334
                                                                                    ---------------------    --------------------
      Total current liabilities                                                                    8,334                   8,334
                                                                                    ---------------------    --------------------

Stockholders' Equity:
    Common stock, $0.001 par value, 25,000,000
      shares authorized; 24,200,030 shares issued and
      outstanding at 6/30/01 and 12/31/00, respectively                                           24,200                  24,200
    Additional paid-in capital                                                                     9,860                   9,860
    Treasury stock                                                                                10,000                  10,000
    (Deficit) accumulated during development stage                                               (42,864)                (42,864)
                                                                                    ---------------------    --------------------
                                                                                                   1,196                   1,196
                                                                                    ---------------------    --------------------

                                                                                    $              9,530     $             9,530
                                                                                    =====================    ====================



The accompanying Notes are an integral part of these financial statements.

                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (a Development Stage Company)
                       Statement of Operations - restated
                                   (unaudited)
           For the Three and Six Months Ending June 30, 2001 and 2000
         and For the Period March 30, 1999 (Inception) to June 30, 2001

                                                     Three Months Ending            Six Months Ending             March 30, 1999
                                                         June 30,                        June 30,                 (Inception) to
                                               ------------------------------ ------------------------------         June 30,
                                                    2001            2000          2001             2000               2001
                                               --------------   ------------- ---------------  -------------   --------------------
Revenue                                        $           -    $          -  $            -   $          -    $                 -
                                               --------------   ------------- ---------------  -------------   --------------------
Expenses:

   General and administrative expenses                     -           2,968               -          3,358                 18,504
                                               --------------   ------------- ---------------  -------------   --------------------
    Total expenses                                         -           2,968               -          3,358                 18,504
                                               --------------   ------------- ---------------  -------------   --------------------

Net (loss)                                     $           -    $     (2,968) $            -   $     (3,358)   $           (18,504)
                                               ==============   ============= ===============  =============   ====================
Weighted average number of common shares
  outstanding - basic and fully                   24,200,030       9,840,001      24,200,030      9,840,001
                                               ==============   ============= ===============  =============

Net (loss) per share - basic and fully diluted             -    $      (0.00) $            -   $      (0.00)
                                               ==============   ============= ===============  =============



The accompanying Notes are an integral part of these financial statements.

                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (a Development Stage Company)
                       Statement of Cash Flows - restated
                                   (unaudited)
                For the Six Months Ending June 30, 2001 and 2000
         and For the Period March 30, 1999 (Inception) to June 30, 2001


                                                                Six Months Ending                March 30, 1999
                                                                     June 30,                    (Inception) to
                                                         ----------------------------------         June 30,
                                                              2001               2000                 2001
                                                         ---------------   ----------------   --------------------
Cash flows from operating activities
Net (loss)                                               $            -    $        (3,358)   $           (18,504)
Depreciation expense                                                  -                  -                      -
Adjustments to reconcile net (loss) to net cash
   used by operating activities:
    Accounts payable                                                  -                (50)                     -
                                                         ---------------   ----------------   --------------------
Net cash used by operating activities                                 -             (3,408)               (18,504)
                                                         ---------------   ----------------   --------------------

Cash flows from investing activities                                  -                  -                      -
                                                         ---------------   ----------------   --------------------
Net cash used by investing activities                                 -                  -                      -
                                                         ---------------   ----------------   --------------------


Cash flows from financing activities
   Loan from stockholder                                              -              3,018                 (1,177)
   Issuance of common stock                                           -                  -                 19,700
                                                         ---------------   ----------------   --------------------
Net cash provided by financing activities                             -              3,018                 18,523
                                                         ---------------   ----------------   --------------------

Net (decrease) increase in cash                                       -               (390)                    19
Cash - beginning                                                     19                459                      -
                                                         ---------------   ----------------   --------------------
Cash - ending                                            $           19    $            69    $                19
                                                         ===============   ================   ====================

Supplemental disclosures:
   Interest paid                                         $            -    $             -    $                 -
                                                         ===============   ================   ====================
   Income taxes paid                                     $            -    $             -    $                 -
                                                         ===============   ================   ====================



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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------
None.

Item 3.  Defaults Upon Senior Securities
-----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

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