Form 10KSB
period 2001-12-31
COBRATECH INTERNATIONAL INC
filed 2002-04-15
CIK 1098284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                  -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          -----------------   -----------------

Commission File Number: 000-28005

                          CobraTech International, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                               88-0422028
------                                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

Suite 2300, 1066 West Hastings Street,
 Vancouver, British Columbia, Canada                                     V6E 3X2
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (604) 608-1610
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


 Title of each class registered:      Name of each exchange on which registered:
 -------------------------------      ------------------------------------------

               None                                      None
               ----                                      ----

Securities registered under Section 12(g) of the Act:

                   Common Stock, Par Value $.001
                   -----------------------------
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 12, 2002, approximately $8,160,024.

As of April 12, 2002, there were 24,200,030 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

               [ ]  Yes           [X]  No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. We were incorporated on March 30, 1999. On November 14, 2000, we changed our name from Dead Man's Point, Inc., to CobraTech International, Inc.

Our Business. We were originally formed to create a western-themed resort facility with entertainment, attractions and hotel rooms for overnight lodging, to be located in the Southern California region of the United States. We intended to develop this concept by doing the following: identifying land to build the project on; conducting feasibility analysis on identified land; obtaining financing to purchase the property; and attracting developers to build hotels, restaurants, retail stores and attractions.

We have contemplated acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. We recently began conducting informal discussions with potential acquisition or merger candidates. As a result of those discussions, we recently entered into a letter of intent with Meta Source Systems, Inc., a Delaware corporation, pursuant to which Meta Source Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, which we recently formed, will merge with and into Meta Source Systems, Inc. We are currently negotiating the terms of a definitive agreement. Meta Source Systems, Inc. is a software development firm, which is currently looking to acquire other software development companies to grow and expand its operations.

We cannot guaranty that we will acquire or merge with Meta Source Systems, Inc., or that in the event we acquire or merge with Meta Source Systems, Inc., such acquisition or merger will increase the value of our common stock.

Our Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties.

Our Research and Development. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future.

Employees. As of April 12, 2002, we have no employees, other than our sole officer and director. We do not anticipate that we will hire any employees in the next six to twelve months, unless complete the acquisition of Meta Source Systems, Inc.

Item 2.  Description of Property.
---------------------------------

Our Facilities. Our headquarters are located at Suite 2300, 1066 West Hastings Street, Vancouver, British Columbia , Canada V6E 3X2. Those offices are provided to us by our president at no charge to us. Our president does not expect to be reimbursed by us. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. We are eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol COBB. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of December 31, 2001, there were 24,200,030 shares of our common stock outstanding.

------------------------- ------------------------- ---------------------------
          2001                      HIGH                       LOW
------------------------- ------------------------- ---------------------------
      1st Quarter                   $1.05                      $0.55
------------------------- ------------------------- ---------------------------
      2nd Quarter                   $1.05                      $0.55
------------------------- ------------------------- ---------------------------
      3rd Quarter                   $0.56                      $0.37
------------------------- ------------------------- ---------------------------
      4th Quarter                   $0.52                      $0.32
------------------------- ------------------------- ---------------------------

The closing price for our common stock on April 12, 2002, was $0.90.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. The approximate number of holders of record of shares of our common stock is twenty-six.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

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

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
------------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.


Liquidity and Capital Resources. We had cash of $19 as at December 31, 2001. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our total assets were approximately $9,530 and our total liabilities were approximately $22,375 as at December 31, 2001. During 2001, Joe Cheung, our sole officer, director and principal shareholder, paid our expenses on our behalf. Those expenses of approximately $12,375 are due to Mr. Cheung. The note of those expenses bears no interest and is payable on demand. In April 2002, Joe Cheung, our sole officer, director and principal shareholder, loaned us $25,000 to pay our expenses and provide us with working capital. That note matures on June 30, 2002, and does not bear any interest.


Results of Operations.

Revenue. We have not generated any revenues to date. We do not expect that we will generate any significant revenues until such time as we complete the acquisition of Meta Source Systems, Inc.

Operating Expenses. We have incurred expenses of approximately $14,041 for the year ended December 31, 2001. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses. We anticipate that we will continue to incur significant professional, general and administrative expenses with respect the acquisition of Meta Source Systems, Inc.

Our Plan of Operation for the Next Twelve Months. Our plan of operation is dependent on our ability to complete the acquisition of Meta Source Systems, Inc. If we are unable to complete the acquisition of Meta Source Systems, Inc., then we will look to acquire or merge with another party. We cannot guaranty that we will acquire or merge with Meta Source Systems, Inc, or that in the event we acquire or merge with Meta Source Systems, Inc, such acquisition or merger will increase the value of our common stock.

In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to complete the acquisition of Meta Source Systems, Inc. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all.

We are not currently conducting any research and development activities. We do not anticipate conducting any other such activities in the next twelve months, unless we complete the acquisition of Meta Source Systems, Inc. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we complete the acquisition of Meta Source Systems, Inc. We do not anticipate that we will hire any employees in the next six to twelve months, unless complete the acquisition of Meta Source Systems, Inc.

Item 7.  Financial Statements
-----------------------------




G. BRAD BECKSTEAD
-----------------
Certified Public Accountant
                                                            330 E. Warm Springs
                                                            Las Vegas, NV 89119
                                                                   702.257.1984
                                                             702.362.0540 (fax)


                          INDEPENDENT AUDITOR'S REPORT

April 14, 2002

Board of Directors
Cobra Tech International, Inc.
[formerly Dead Man's Point, Inc.]
Las Vegas, NV

I have audited the restated Balance Sheets of Cobra Tech International, Inc. [formerly Dead Man's Point, Inc.] (the "Company") (a Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended, and for the period March 30, 1999 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of Cobra Tech International, Inc. as of December 31, 2001 and 2000, and its related statements of operations, equity and cash flows for the years then ended, and for the period March 30, 1999 (Date of Inception) to December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

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




/s/ G. Brad Beckstead
------------------------------
G. Brad Beckstead, CPA

                  Cobra Tech International, Inc.
                  [formerly Dead Man's Point, Inc.]
                    (a Development Stage Company)
                            Balance Sheet

                                                                  December 31,         December 31,
                                                                      2001                2000
                                                              -----------------    -----------------
Assets

Current assets:
    Cash                                                      $             19     $             19
    Loan to stockholder                                                  9,511                9,511
                                                              -----------------    -----------------
      Total current assets                                               9,530                9,530
                                                              -----------------    -----------------
                                                              $          9,530     $          9,530
                                                              =================    =================
Liabilities and Stockholders' Equity (Deficit)

Current liabilities
    Accounts payable                                          $         10,000     $              -
    Loan from stockholder                                               12,375                8,334

      Total current liabilities                                         22,375                8,334
                                                              -----------------    -----------------
Stockholders' Equity (Deficit):
    Common stock, $0.001 par value, 25,000,000
      shares authorized; 24,200,030 shares issued and
      outstanding at 12/31/01 and 12/31/00                              24,200               24,200
    Additional paid-in capital                                           9,860                9,860
    Treasury stock                                                      10,000               10,000
    (Deficit) accumulated during development stage                     (56,905)             (42,864)
                                                              -----------------    -----------------
                                                                       (12,845)               1,196
                                                              -----------------    -----------------
                                                              $          9,530     $          9,530
                                                              =================    =================





    The accompanying notes are integral part of these financials statements.

                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (a Development Stage Company)
                             Statement of Operations
                 For the Years ended December 31, 2001 and 2000
       and For the Period March 30, 1999 (Inception) to December 31, 2001



                                                                         Years Ended                      March 30, 1999
                                                                         December 31,                     (Inception) to
                                                            -----------------------------------------       December 31,
                                                                    2001                  2000                 2001
                                                            --------------------   ------------------   --------------------
Revenue                                                      $                -    $               -     $                -
                                                            --------------------   ------------------   --------------------
Expenses:

   General and administrative expenses                                   14,041                5,599                 32,545
                                                            --------------------   ------------------   --------------------
     Total expenses                                                      14,041                5,599                 32,545
                                                            --------------------   ------------------   --------------------
Net (loss)                                                   $          (14,041)   $          (5,599)    $          (32,545)
                                                            ====================   ==================   ====================
Weighted average number of
   common shares outstanding - basic and fully diluted               24,200,030            9,840,001
                                                            ====================   ==================
Net (loss) per share - basic and fully diluted               $            (0.00)   $           (0.00)
                                                            ====================   ==================






    The accompanying notes are integral part of these financials statements.

                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
     For the period March 30, 1999 (Date of Inception) to December 31, 2001

                                                                                                         (Deficit)
                                             Common Stock                                                Accumulated
                                      -------------------------    Additional                              During        Total
                                                                    Paid-in     Treasury   Subscription  Development Stockholders'
                                        Shares       Amount        Capital        Stock    Receivable      Stage    Equity (Deficit)
                                      -----------  -----------   -----------  -----------   ----------  -----------  ------------
March 31, 1999
    Shares issued for subscription
    receivable                        9,500,000     $    9,500   $         -  $         -   $   (9,500)  $       -    $        -

April 1, 1999
    Shares issued for cash              340,001            340         9,860                                              10,200

August 20, 1999
    Cash received for subscription
    receivable                                                                          -        9,500                     9,500

Net (loss) for the year ended
    December 31, 1999                                                                                      (12,905)      (12,905)
                                      -----------  -----------   -----------  -----------   ----------  -----------  ------------
Balance, December 31, 1999            9,840,001          9,840         9,860            -            -     (12,905)        6,795

Cancelled shares                     (9,000,000)        (9,000)                     9,000                                      -

30-for-1 stock dividend              24,360,029         24,360                                             (24,360)            -

Cancelled shares                     (1,000,000)        (1,000)                     1,000                                      -

Net (loss) for the year ended
    December 31, 2000                                                                                       (5,599)       (5,599)
                                      -----------  -----------   -----------  -----------   ----------  -----------  ------------
Balance, December 31, 2000           24,200,030         24,200         9,860       10,000           -      (42,864)        1,196

Net (loss) for the year ended
    December 31, 2001                                                                                      (14,041)      (14,041)
                                      -----------  -----------   -----------  -----------   ----------  -----------  ------------
Balance, December 31, 2000           24,200,030     $   24,200   $     9,860  $    10,000    $      -    $ (56,905)   $  (12,845)
                                      -----------  -----------   -----------  -----------   ----------  -----------  ------------



    The accompanying notes are integral part of these financials statements.

                         Cobra Tech International, Inc.
                        [formerly Dead Man's Point, Inc.]
                          (a Development Stage Company)
                             Statement of Cash Flows
                 For the Years Ended December 31, 2001 and 2000
       and For the Period March 30, 1999 (Inception) to December 31, 2001

                                                                     Years Ended                     March 30, 1999
                                                                     December 31,                   (Inception) to
                                                        ----------------------------------------     December 31,
                                                              2001                 2000                  2001
                                                        -----------------    -------------------   -----------------
Cash flows from operating activities
Net (loss)                                              $        (14,041)    $           (5,599)   $        (32,545)
Adjustments to reconcile net (loss) to net cash
    (used) by operating activities:
     Increase (decrease) in accounts payable                      10,000                    (50)             10,000
                                                        -----------------    -------------------   -----------------
Net cash used by operating activities                             (4,041)                (5,649)            (22,545)
                                                        -----------------    -------------------   -----------------
Cash flows from investing activities                                   -                      -                   -
                                                        -----------------    -------------------   -----------------
Cash flows from financing activities
    Loan (to) from stockholder                                     4,041                  5,209               2,864
    Issuance of common stock                                           -                      -              19,700
                                                        -----------------    -------------------   -----------------
Net cash provided by financing activities                          4,041                  5,209              22,564
                                                        -----------------    -------------------   -----------------
Net (decrease) increase in cash                                        -                   (440)                 19
Cash - beginning                                                      19                    459                   -
                                                        -----------------    -------------------   -----------------
Cash - ending                                           $             19     $               19    $             19
                                                        =================    ===================   =================
Supplemental disclosures:
    Interest paid                                       $              -     $                -    $              -
                                                        =================    ===================   =================
    Income taxes paid                                   $              -     $                -    $              -
                                                        =================    ===================   =================







    The accompanying notes are integral part of these financials statements.

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

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2001 or 2000.

Advertising Costs
-----------------
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2001 or 2000.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001 and 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001 or 2000.

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

Stock-Based Compensation:
-------------------------
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Recent pronouncements
---------------------
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 did not have a material impact on the Company's earnings and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

Note 2 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the years ended December 31, 2001 or 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

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

Note 4 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Because the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs, the stockholders/officers will continue advancing enough cash to cover the operating costs of the company. The advances do not bear any interest. Additionally, the Company intends to sell additional shares of its $0.001 par value common stock when it is listed on the NASDAQ bulletin board.

Note 5 - Related party transactions

A shareholder of the Company loaned $12,375 as of December 31, 2001. The loan is non-interest bearing and due on demand.

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

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

We are dependent on the efforts and abilities of certain of our senior management. Our officers and directors will hold office until their resignations or removal.

Our directors and principal executive officers are as specified on the following table:

==================== =========== ==============================================
         Name            Age                       Position
-------------------- ----------- ----------------------------------------------
Joe Cheung                30      president, secretary, treasurer, director
==================== =========== ==============================================

Joe Cheung. Mr. Cheung has been our president, secretary, treasurer and director since March 2002. Mr. Cheung is primarily responsible for our day to day operations. He is also our principal financial and accounting officer. In the past five years, Mr. Cheung has acted as a merchant banker specializing in venture and emerging growth companies. He has also consulted with and acted as a director and president of several publicly listed companies. Mr. Cheung has also invested in and advised companies in technology and financial services. He has an extensive network of corporate and financial contacts in North America, Europe and Asia to assist young companies in their strategic development and capital raising requirements. Mr. Cheung is currently not an officer or director of any other reporting company.

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

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our former officer during the year ended December 31, 2001 and anticipated compensation payable to our current officer for the year ended December 31, 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

===================================== ======== ============ ============= ===================== =====================
Name and Principal Position            Year      Annual       Bonus ($)       Other Annual           All Other
                                                Salary ($)                   Compensation ($)        Compensation
------------------------------------- -------- ------------ ------------- --------------------- ---------------------
John Devlin - former president,        2001       None          None              None                  None
secretary, treasurer
------------------------------------- -------- ------------ ------------- --------------------- ---------------------
Joe Cheung - president, secretary,     2002       None          None              None                  None
treasurer
===================================== ======== ============ ============= ===================== =====================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 12, 2002 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= ======================================== ==================================== =============================
Title of Class                 Name of Beneficial Owner               Amount of Beneficial Owner            Percent of Class
----------------------- ---------------------------------------- ------------------------------------ -----------------------------
Common Stock            Joe Cheung                                 14,000,000 shares, president,                  57.85%
                        2300-1066 West Hastings Street               secretary, director
                        Vancouver, British Columbia
                        Canada V6E 3X2
----------------------- ---------------------------------------- ------------------------------------ -----------------------------
Common Stock            All directors and named executive                 14,000,000 shares                       57.85%
                        officers as a group
======================= ======================================== ==================================== =============================

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

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

Joe Cheung, our president, secretary, treasurer and our director, currently provides office space to us at no charge. Mr. Cheung does not expect to be paid or reimbursed for providing office facilities.

During 2001, Joe Cheung, our sole officer, director and principal shareholder, paid our expenses on our behalf. Those expenses of approximately $12,375 are due to Mr. Cheung. The note of those expenses bears no interest and is payable on demand. In April 2002, Joe Cheung, our sole officer, director and principal shareholder, loaned us $25,000 to pay our expenses and provide us with working capital. That note matures on June 30, 2002, and does not bear any interest.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

    o    disclosing such transactions in prospectuses where required;
    o disclosing in any and all filings with the Securities and Exchange Commission, where required;
    o    obtaining disinterested directors consent; and
    o    obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1            Articles of Incorporation*

3.2            Certificate of Amendment to Articles of Incorporation**

3.2            Bylaws*

*     Included in the registration statement on Form 10-SB filed on
      November 9, 1999.
**    Included in Form 8-K, Amendment No. 1, filed on March 12, 2002.

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vancouver, on April 12, 2002.

                               CobraTech International, Inc.
                               a Nevada corporation


                               By:   /s/ Joe Cheung
                                     ------------------------------------------
                                     Joe Cheung
                               Its: president, secretary, treasurer, principal financial officer and a director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Joe Cheung                                          April 12, 2002
         --------------------------------------------
         Joe Cheung
Its:     president, secretary treasurer,
         principal financial officer and a director