Form 10QSB
period 2002-03-31
COBRATECH INTERNATIONAL INC
filed 2002-05-20
CIK 1098284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the transition period from               to
                                                 -------------    --------------

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

Suite 2300, 1066 West Hastings Street, Vancouver,
British Columbia, Canada                                                V6E 3X2
------------------------------------------------------------------- -----------
(Address of principal executive offices)                              (Zip Code)


                                 (604) 608-1610
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 20, 2002 there were 24,200,030 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements





                         Cobra Tech International, Inc.
                          (A Development Stage Company)

                                 Balance Sheets
                                      as of
                                 March 31, 2002
                              and December 31, 2001

                                       and

                            Statements of Operations
                                       and
                                   Cash Flows
                           for the Three Months Ending
                            March 31, 2002 and 2001,
                               and For the Period
                  March 30, 1999 (Inception) to March 31, 2002

                                TABLE OF CONTENTS
                                -----------------




                                                                         Page
                                                                         ----

Independent Accountant's Review Report                                    1

Balance Sheets                                                            2

Statements of Operations                                                  3

Statements of Cash Flows                                                  4

Footnotes                                                                 5

                         Cobra Tech International, Inc.
                          (a Development Stage Company)
                                 Balance Sheets

                                                                 (unaudited)
                                                                  March 31,              December 31,
                                                                     2002                     2001
                                                             ---------------------    --------------------
Assets

Current assets:
    Cash                                                     $                  -     $                19
    Loan to stockholder                                                     9,511                   9,511
                                                             ---------------------    --------------------
      Total current assets                                                  9,511                   9,530
                                                             ---------------------    --------------------

                                                             $              9,511     $             9,530
                                                             =====================    ====================


Liabilities and Stockholders' Equity (Deficit)


Current liabilities:
    Accounts payable                                         $             27,233     $            10,000
    Loan from stockholder                                                  17,375                  12,375
                                                             ---------------------    --------------------
      Total current liabilities                                            44,608                  22,375
                                                             ---------------------    --------------------


Stockholders' Equity (Deficit):
    Common stock, $0.001 par value, 25,000,000
      shares authorized; 24,200,030 shares issued and
      outstanding at 3/31/02 and 12/31/01, respectively                    24,200                  24,200
    Additional paid-in capital                                              9,860                   9,860
    Treasury stock                                                         10,000                  10,000
    (Deficit) accumulated during development stage                        (79,157)                (56,905)
                                                             ---------------------    --------------------
                                                                          (35,097)                (12,845)
                                                             ---------------------    --------------------

                                                             $              9,511     $             9,530
                                                             =====================    ====================



The accompanying notes are an integral part of these financial statements.

                         Cobra Tech International, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)


                                                                       Three Months Ending                  March 30, 1999
                                                                           March 31,                        (Inception) to
                                                             ----------------------------------------          March 31,
                                                                    2002                  2001                   2002
                                                             -------------------    -----------------    ---------------------
Revenue                                                      $                -     $              -     $                  -
                                                             -------------------    -----------------    ---------------------

Expenses:
   General and administrative expenses                                   22,252                    -                   54,797
                                                             -------------------    -----------------    ---------------------
     Total expenses                                                      22,252                    -                   54,797
                                                             -------------------    -----------------    ---------------------

Net (loss)                                                   $          (22,252)    $              -     $            (54,797)
                                                             ===================    =================    =====================
Weighted average number of
   common shares outstanding - basic and fully diluted               24,200,030            8,840,001
                                                             ===================    =================

Net (loss) per share - basic and fully diluted               $            (0.00)    $              -
                                                             ===================    =================




The accompanying notes are an integral part of these financial statements.

                 Cobra Tech International, Inc.
                 (a Development Stage Company)
                    Statements of Cash Flows
                          (unaudited)

                                                                Three Months Ending                  March 30, 1999
                                                                    March 31,                        (Inception) to
                                                      ----------------------------------------          March 31,
                                                             2002                 2001                    2002
                                                      -----------------    -------------------    ---------------------
Cash flows from operating activities
Net (loss)                                            $        (22,252)    $                -     $            (54,797)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
    Increase in accounts payable                                17,233                                          27,233
                                                      -----------------    -------------------    ---------------------
Net cash (used) by operating activities                         (5,019)                     -                  (27,564)
                                                      -----------------    -------------------    ---------------------


                                                      -----------------    -------------------    ---------------------
Cash flows from investing activities                                 -                      -                        -
                                                      -----------------    -------------------    ---------------------

Cash flows from financing activities
    Loan (to) from stockholder                                   5,000                                           7,864
    Issuance of common stock                                         -                      -                   19,700
                                                      -----------------    -------------------    ---------------------
Net cash provided by financing activities                        5,000                      -                   27,564
                                                      -----------------    -------------------    ---------------------

Net (decrease) in cash                                             (19)                     -                        -
Cash - beginning                                                    19                      -                        -
                                                      -----------------    -------------------    ---------------------
Cash - ending                                         $              -     $                -     $                  -
                                                      =================    ===================    =====================

Supplemental disclosures:
    Interest paid                                     $              -     $                -     $                  -
                                                      =================    ===================    =====================
    Income taxes paid                                 $              -     $                -     $                  -
                                                      =================    ===================    =====================



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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The Company's financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Because the Company does not have any cash or other material other assets, nor does it have an established source of revenue sufficient to cover its operating costs, the shareholder/officers will continue advancing enough cash to cover the operating costs of the Company. The advances do not bear any interest. Additionally, the Company intends to sell additional shares of its $0.001 par value common stock when it is listed on the NASDAQ bulletin board.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Subsequent events

On April 1, 2002 the Company executed a promissory note for $12,375 with the Company's president that is due upon demand and bears no interest.

On April 2, 2002, the Company incorporated its wholly owned subsidiary, Meta Source Acquisition Corporation (MSAC) and received 1,000 shares of MSAC in exchange for services.

On April 12, 2002, the Company executed a promissory note for $25,000 with the Company's president that is due on 6/30/02 and bears no interest.

On April 20, 2002, the Company executed a promissory note for $250,000 with Big Plans Investment, Ltd. that is due on 4/20/03 with an interest rate of 8% per annum.

On April 24, 2002, Meta Source Acquisition Corporation (MSAC), the Company's wholly owned subsidiary, executed a merger agreement with MetaSource Systems, Inc. (MSS). Pursuant to the terms of the merger agreement, the shareholders of MSAC will receive shares on a one for one basis of the surviving corporation, MSS. In addition, the shareholders of MSS will receive shares on a one for one basis of the Company's common stock. But, if the net annual earnings for the year ended December 31, 2001 of MSS is not equal or greater than $2,000,000 then their shares will be reduced pro-rata by the number of shares equal to the total shortfall. In addition, the Company promises to provide MSS with a bridge loan of up to $250,000. On May 15, 2002, the Company executed a promissory note for $30,000 with the Company's president that is due on 6/30/02 and bears no interest.

Item 2. Management's Discussion and Plan of Operation

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

In April 2002, we entered into an agreement and plan of merger with MetaSource Systems, Inc., a Delaware corporation. Pursuant to that agreement, Meta Source Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, which we recently formed, will merge with and into MetaSource Systems, Inc. The agreement provides that shareholders of MetaSource Systems, Inc. will receive shares of our common stock on a one for one basis. The agreement also provides if the net annual earnings for the year ended December 31, 2001 of MetaSource Systems, Inc. is not equal or greater than $2,000,000 then the shares issued to the shareholders of MetaSource Systems, Inc. will be reduced pro-rata by the number of shares equal to the total shortfall. The transaction is due to close in May or June 2002. MetaSource Systems, Inc. is a software development firm, which is currently looking to acquire other software development companies to grow and expand its operations. We cannot guaranty that we will acquire or merge with MetaSource Systems, Inc., or that in the event we acquire or merge with MetaSource Systems, Inc., such acquisition or merger will increase the value of our common stock.

Liquidity and Capital Resources. Our total current assets were $9,511 as of March 31, 2002, which was represented solely be a loan to a stockholder. We had no other assets as of March 31, 2002. We believe that Joe Cheung, our sole officer, director and principal shareholder, will continue to pay our day-to-day expenditures.

As of March 31, 2002, our total liabilities were $44,608, of which $27,233 was represented by accounts payable, and $12,375 was represented by a loan from Mr. Cheung. That note does not bear interest and is payable on demand. In April 2002, Mr. Cheung loaned us $25,000 to pay our expenses and provide us with working capital. That note matures on June 30, 2002, and does not bear any interest. Also in April 2002, Big Plans Investments Ltd. loaned us $250,000. That note matures on April 20, 2003 and bears simple interest at the rate of 8%. Pursuant to the terms of our agreement and plan of merger with MetaSource Systems, Inc., we loaned those funds to MetaSource Systems, Inc. as bridge financing. In May 2002, Mr. Cheung loaned us $30,000 to pay our expenses and provide us with working capital. That note also matures on June 30, 2002, does not bear interest and is payable on demand.

Results of Operations.

Revenue. We have not generated any revenues to date. We do not expect that we will generate any significant revenues until such time as we complete the acquisition of MetaSource Systems, Inc.

Operating Expenses. We have incurred expenses of approximately $22,252 for the three month period ended March 31, 2002. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses. We anticipate that we will continue to incur significant professional, general and administrative expenses with respect the acquisition of MetaSource Systems, Inc.

Our Plan of Operation for the Next Twelve Months. Our plan of operation is dependent on our ability to complete the acquisition of MetaSource Systems, Inc. If we are unable to complete the acquisition of MetaSource Systems, Inc., then we will look to acquire or merge with another entity. We cannot guaranty that we will acquire or merge with MetaSource Systems, Inc, or that in the event we acquire or merge with MetaSource Systems, Inc, such acquisition or merger will increase the value of our common stock.

In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to complete the acquisition of MetaSource Systems, Inc. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all.

We are not currently conducting any research and development activities. We do not anticipate conducting any other such activities in the next twelve months, unless we complete the acquisition of MetaSource Systems, Inc. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we complete the acquisition of MetaSource Systems, Inc. We do not anticipate that we will hire any employees in the next six to twelve months, unless complete the acquisition of MetaSource Systems, Inc.

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

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

1. Form 8-K filed on March 13, 2002 reported a change in control under Item 1, a change of address under Item 5, and resignation of directors under Item 6.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vancouver, British Columbia, Canada, on May 20, 2002.


CobraTech International, Inc.


By:      /s/ Joe Cheung
         --------------------------------------------
         Joe Cheung
Its:     President, Secretary, Treasurer and Director