Form 10QSB
period 2002-06-30
METASOURCE GROUP INC
filed 2002-08-19
CIK 1098284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD JUNE 30, 2002

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    -----------------    --------------------

Commission File Number: 000-28005

                             MetaSource Group, Inc.
                            -----------------------
             (Exact name of registrant as specified in its charter)
Nevada                                                              88-0422028
------                                                              ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

40 Exchange Place, Suite 1607, New York, New York                         10005
-------------------------------------------------------- ----------------------
(Address of principal executive offices)                             (Zip Code)

                                 (646) 805-5141
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 19, 2002 there were 17,108,681 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements




                             MetaSource Group, Inc.
                    [formerly Cobra Tech International, Inc.]
                          (a Development Stage Company)
                                  Balance Sheet

                                                                   (unaudited)
                                                                     June 30,
                                                                       2002
                                                                  -------------
Assets

Current assets:
    Cash                                                          $           -
    Loan to stockholder                                                   9,511
                                                                  -------------
      Total current assets                                                9,511
                                                                  -------------

                                                                  $       9,511
                                                                  =============


Liabilities and Stockholders' (Deficit)


Current liabilities:
    Accounts payable                                              $      35,376
    Loan from stockholder                                                72,375
                                                                  -------------
      Total current liabilities                                         107,751
                                                                  -------------


Stockholders' (Deficit):
    Preferred stock, $0.001 par value, 10,000,000
      shares authorized, zero shares issued and
      outstanding                                                             -
    Common stock, $0.001 par value, 100,000,000
      shares authorized; 12,890,870 shares issued and
      outstanding at 6/30/02                                             12,891
    Additional paid-in capital                                           21,569
    Treasury stock                                                       10,000
    (Deficit) accumulated during development stage                     (142,300)
                                                                  -------------
                                                                        (98,240)
                                                                  -------------

                                                                  $       9,511
                                                                  =============




   The accompanying notes are an integral part of these financial statements.


                                                       MetaSource Group, Inc.
                                              [formerly Cobra Tech International, Inc.]
                                                    (a Development Stage Company)
                                                      Statements of Operations
                                                             (unaudited)


                                                                                                                     March 30, 1999
                                                             Three Months Ending             Six Months Ending       (Inception) to
                                                        -----------------------------  ----------------------------     June 30,
                                                             2002            2001           2002           2001           2002
                                                        -------------   -------------  -------------   ------------  -------------
Revenue                                                 $           -   $           -  $           -   $          -  $           -
                                                        -------------   -------------  -------------   ------------  -------------

Expenses:
   General and administrative expenses                         63,143               -         85,395              -        117,940
                                                        -------------   -------------  -------------   ------------  -------------
    Total expenses                                             63,143               -         85,395              -        117,940
                                                        -------------   -------------  -------------   ------------  -------------

Net (loss)                                              $     (63,143)   $          -  $     (85,395)  $          -  $    (117,940)
                                                        =============   =============  =============   ============  =============

Weighted average number of
   common shares outstanding - basic and fully diluted     12,890,870      12,890,870     12,890,870     12,890,870
                                                        =============   =============  =============   ============

Net (loss) per share - basic and fully diluted          $       (0.00)  $           -  $      (0.00)   $          -
                                                        =============   =============  =============   ============




  The accompanying notes are an integral part of these financial statements.

                             MetaSource Group, Inc.
                    [formerly Cobra Tech International, Inc.]
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)



                                                                      March 30,
                                                 Six Months Ending      1999
                                                     June 30,        (Inception)
                                              ---------------------- to June 30,
                                                   2002        2001     2002
                                              ---------   ---------  ---------
Cash flows from operating activities
Net (loss)                                    $ (85,395)  $       -  $(117,940)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
    Increase in accounts payable                 25,376           -     35,376
                                              ---------   ---------  ---------
Net cash (used) by operating activities         (60,019)          -    (82,564)
                                              ---------   ---------  ---------


                                              ---------   ---------  ---------
Cash flows from investing activities                  -           -          -
                                              ---------   ---------  ---------

Cash flows from financing activities
    Loan (to) from stockholder                   60,000           -     62,864
    Issuance of common stock                          -           -     19,700
                                              ---------   ---------  ---------
Net cash provided by financing activities        60,000           -     82,564
                                              ---------   ---------  ---------

Net (decrease) in cash                              (19)          -          -
Cash - beginning                                     19           -          -
                                              ---------   ---------  ---------
Cash - ending                                 $       -   $       - $        -
                                              =========   =========  =========

Supplemental disclosures:
    Interest paid                             $       -   $       - $        -
                                              =========   =========  =========
    Income taxes paid                         $       -   $       - $        -
                                              =========   =========  =========





   The accompanying notes are an integral part of these financial statements.

                             METASOURCE GROUP, INC.
                    [formerly Cobra Tech International, Inc.]
                          (a Development Stage Company)
                                      NOTES


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

NOTE 2 - ORGANIZATION

On April 2, 2002, the Company incorporated its wholly owned subsidiary, Meta Source Acquisition Corporation (MSAC) and received 1,000 shares of MSAC in exchange for services valued at $1,000.

On May 28, 2002, the Company amended its articles of incorporation to change its name to MetaSourceGroup, Inc and to increase its authorized capital to 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

NOTE 3 - GOING CONCERN

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

NOTE 4 - LOANS FROM STOCKHOLDER

On April 1, 2002 the Company executed a promissory note for $12,375 with the Company's president that is due upon demand and bears no interest.

On April 12, 2002, the Company executed a promissory note for $25,000 with the Company's president that is due on June 30, 2002 and bears no interest.

On May 15, 2002, the Company executed a promissory note for $30,000 with the Company's president that is due on June 30, 2002 and bears no interest.

                             MetaSource Group, Inc.
                    [formerly Cobra Tech International, Inc.]
                          (a Development Stage Company)
                                      Notes


As of June 30, 2002, the total amount due to the shareholder is $72,375 and during the six-month period ended June 30, 2002, there have been no payments to the shareholder.

NOTE 5 - MERGER OF METASOURCE ACQUISITION CORPORATION (MSAC) AND METASOURCE SYSTEMS, INC. (MSS)

MetaSource Group, Inc., a Nevada corporation (formerly CobraTech International, Inc.) (the "Company"), formed two wholly-owned subsidiaries, Meta Source Acquisition Corp., a Delaware corporation (MSAC), and Kensington Consulting Acquisition Corporation, a Delaware corporation (KCAC), with the intent that MSAC and KCAC would merge with and into MetaSource Systems, Inc., a Delaware corporation (MSS), and Kensington Group, Inc., a Massachusetts corporation (KG), respectively. On July 12, 2002, MSAC merged with and into MSS pursuant to a merger agreement (the MSS/MSAC Merger), the surviving corporation being MSS. Also on July 12, 2002 KCAC merged with and into KG pursuant to a Merger Agreement (the KG/KCAC Merger) with KG being the surviving corporation. The MSS/MSAC and KG/KCAC mergers will be accounted for as reorganizations.

Prior to the MSS/MSAC and KG/KCAC Mergers and in an effort to satisfy certain conditions to the closing of the MSS/MSAC Merger, MSS entered into agreements to acquire certain entities: Digit Digital Experiences Limited, a United Kingdom corporation (Digit), Global Systems and Technologies Corp., a Virginia corporation (GSS), PFA Research Limited, a UK corporation (PFAR) and Prime Marketing Publications Limited, a UK corporation (PMP) (collectively, the "Acquired Entities"). MSS had also merged with MetaSource Systems UK, a United Kingdom corporation (MSS UK). MSS was the surviving entity in that merger. Courtney Smith, our sole officer and director, is a director and a shareholder of MSS UK. The Company intends to pursue further acquisitions with the goal of becoming a provider of software solutions and technology consulting. We intend to focus on acquiring companies that complement MSS's existing assets.

The transactions described in this Note were stock for stock transactions. The total number of shares issuable to the Acquired Entity shareholders is subject to specific formulas as detailed in the acquisition agreements attached as exhibits to the Company's Form 8-K filed on July 19, 2002. The shares in the transaction described above have not yet been issued.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2002, the Company executed three promissory notes for a total of $67,375 with the Company's president of which $12,375 is due upon demand and $55,000 is due on June 30, 2002 and bears no interest.

As of June 30, 2002, the total amount due to the shareholder is $72,375 and during the six-month period ended June 30, 2002, there have been no payments to the shareholder.

NOTE 7 - SUBSEQUENT EVENTS

On July 10, 2002, the Company incorporated its wholly owned subsidiary, Kensington Consulting Acquisition Corporation (KCAC) and received 1,000 shares of KCAC in exchange for services valued at $1,000.

On July 11, 2002, the Company executed a convertible debenture agreement with Big Plans Investment, Ltd. (BPI), in the amount of $350,000. The note bears an interest rate of 8% per annum and is due in one year. At the request of BPI, any unpaid balance of principal and interest due will be converted into the Company's $0.001 par value common stock at a rate of $2.25 per share. In addition, BPI will receive one warrant attached to each share of common stock they convert, which will allow BPI to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $2.50 per share of common stock exercisable over a period of one year from the date the common stock is converted.

On July 12, 2002, the Company executed a secured promissory note with MetaSource Systems, Inc. (MSS), in the amount of $350,000 as a bridge loan. The note bears an interest rate of 8% per annum and is due in one year. This note is secured by a 7% non-dilutable equity interest in MSS in the form of common stock, which shall remain non-dilutable for a period of at least 12 months from the date of conversion.

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

In July 2002, we consummated an agreement and plan of merger with MetaSource Systems, Inc., a Delaware corporation. Pursuant to that agreement, Meta Source Acquisition Corp., a Delaware corporation and our recently formed wholly owned subsidiary, merged with and into MetaSource Systems, Inc. MetaSource Systems, Inc. is a software development firm, which recently acquired other software development companies to grow and expand its operations. We cannot guarantee that the above transaction with MetaSource Systems, Inc. will increase the value of our common stock.

We intend to provide software development, research and consulting services to businesses. We sell these services through our subsidiaries, each of which was purchased by MetaSource Systems, Inc. prior to the merger with Meta Source Acquisition Corp. in July 2002. At least one of the original founding members of each firm currently manages each subsidiary.

Management's operating strategy centers on the following goals:

o To acquire profitable Information Technology (IT)-related companies for stock: our goal is to build a company of entrepreneurs committed to our company's bottom line.
o To make acquisitions which are accretive to earnings, by swapping stock at a rate well below our P/E ratio.
o To lower software development costs for our subsidiaries through the use of offshore coding centers. Management believes it has developed a robust project management process for offshore development.
o To tie each manager's compensation in large part to divisional and Company profits, and leave our subsidiaries largely autonomous. Our goal is to incentivize the manager-entrepreneur towards building shareholder value, and to give them the power to accomplish this.
o To build sales growth by providing a wider range of services/products each of our subsidiaries can sell to their clients.
o To create opportunities for our subsidiaries to expand geographically, vertically, and horizontally.
o     To build a base of services that all our partner companies can use.
o To create economies of scale in providing benefits and reducing property and equipment prices for each of our subsidiaries.

We are committed to acquiring like-minded entrepreneurs and companies. Our acquisition strategy builds upon the strengths and direction of our founding companies. We are currently targeting the following areas:

o Companies possessing key vertical expertise, specifically in the Media, Travel, Finance, Health Care and Logistics industries.
o Consulting and research companies which complement our expertise with IT marketing and research services.
o Companies providing innovative e-marketing services which extend our capabilities in design, branding and delivery.

We believe we have a large pool of candidates for acquisition. There are over 12,000 IT- related companies in the US. The Group's candidate profile focuses on profitability and demonstrated leadership in a particular niche or vertical market segment.

Our subsidiaries are described more particularly below.

Software Development Companies

Digit Business Description

Since 1995, Digit has provided interactive digital business solutions to a corporate client base. Those solutions include a combination of design, marketing, branding, merchandising and technology integration skills to create business value.

Digit specializes in navigation and flow within interactive design solutions and are experienced structural architects for complex information management systems. By carefully selecting technologies Digit has navigated an uncertain market environment by establishing a reputation as the European leader in design and innovation.

Recognition of Digit's work has resulted in the award of a BAFTA for Interface Design and Best of Show at the International Design Week Awards 2001. Furthermore in a recent Financial Times survey of the leading 50 Creative Minds of 2001, Digit's Creative Director, Daljit Singh, was the only New Media personality to feature alongside the likes of Greg Dyke, Sir Paul Smith, Sir Martin Sorrell and Ridley Scott.

Recent Work includes:

Habitat - Digit has redesigned and revitalized Habitat's global website which was launched in September in five countries - the UK, Eire, France, Spain and Germany. The new site has been designed to allow a seamless migration to e-commerce elements in the future. Partnering with MetaSource to handle all of Habitat's online customer relationship marketing, Digit will introduce dynamic digital mailers throughout the year, informing customers of promotions and new ranges within the stores.


o World Wide Learning - Part of News Corporation, (a division of the News International plc). WorldWide Learning has commissioned Digit to look at the branding and design for several projects both on and off-line. Digit has been asked to re-design their existing corporate Worldwide Learning website, as well as design an interface and navigation for one of their main on-line learning products - LENS. In addition to these on-line projects Worldwide Learning has asked Digit to design and produce their company information brochure pack.

o MTV Source - MTV approached Digit to design and produce a viral flash animation and a dedicated micro site. The brief for the animation was that it should attract students and non-professional designers to design screen identifications for the MTV channel. After viewing the animation the user then clicks on a link taking them directly to the microsite, which gives further information about the project. The animation is around twenty seconds long and produced entirely in Flash.

o Disney Channel - Digit has completed several projects and is currently working with Disney Channel on various activities. One such project is the Disney Channel site, the brief was to create an entertaining and animation rich environment that allows children to explore and interact directly with the Live Studio in an innovative way. It aims to encourage interactivity and communication with playful and humorous content. The project is divided into two phases, the second phase currently being developed concentrates on interactive content and gaming. The aim is to create a synergy between the on-air studio and the website. Children will be able to interact and affect aspects of the studio by visiting the site which will encourage children to stay and re-visit regularly. www.disneychannel.co.uk Other projects completed for Disney include a re-design of the Disney Kids Awards Site, the brief was to take the existing content for the Kids Awards site www.disney.co.uk/kidsawards, and to redesign and incorporate new content, the look and feel of the site needed to be in keeping with the existing marketing collateral produced for the event. Digit has also produced several content specific homepage re-fresh for the main European Disney channel homepage, the existing Buzz Lightyear page is soon to be replaced with a new Tarzan themed homepage.

Global Systech (GSTC) Business Description.

GSTC specializes in integrated software systems and solutions. GSTC employs highly skilled, experienced individuals able to provide software development, as well as engineering, management, web-site development, and technical support services. GSTC staff provide solutions for individual requirements in e-commerce and web design to global businesses and government.


Typical e-commerce services include:

o     Homepage design;
o     Domain name registration or transfer;
o     HTML coding/conversion;
o     Navigation icons;
o     Interactive forms of moderate complexity (cgi and Java scripts);
o     Secure sockets layer (VeriSign, Thawte, or similar certificate);
o     Shopping cart;
o     Email links [direct mailto capability];
o     Web Hosting; and
o     Site statistics.

MetaSource Systems (MSS/MSS UK) Business Description.

MSS is a New York and London-based company which provides solutions to software development and maintenance problems that companies encounter in the current business environment.

MSS provides professional services through an integrated business model that combines technical, project and relationship management teams located in the U.S. and U.K., along with development companies located in China and Taiwan. MSS's solutions include application development and integration, application management, and e-commerce services.

MSS's core competencies include webcentric applications, database programming, and programming. To date, MSS has assembled the following resources:

         Sales, Project Management and Client Service Team. MSS performs all client-facing functions using local sales, service and project management personnel. The experienced, high quality professionals ensure seamless integration of client needs and company capabilities.

         Offshore development platform in China. Through an exclusive agreement with Greater China Technology, Inc. located in China, MSS has an exclusive agreement to outsource programming and development work at costs significantly less than those in the U.S.

MSS focuses first and foremost on managing the software development process. MSS can provide complete system analysis and design as well as hard core project management. Typically, MSS will receive program specifications from the client so that the primary function of MSS is to ensure that the project is implemented on time and on budget. MSS professionals will work with the client to ensure that the specifications will precisely solve the clients' problem.

Research and Consulting Companies

Kensington Group, Inc. Business Description.

Kensington Group, Inc. provides companies with services such as research, consulting, and training to assist their clients to achieve corporate objectives, maximize sales and business opportunities, and increase shareholder value.

Kensington Group, Inc. has clients which are Fortune 500 and Global 2000 companies. Kensington Group, Inc. believes its customers benefit by Kensington Group, Inc.'s knowledge and hands-on experience as its principals have over 20 years of experience in the information technology ("IT") industry.

Kensington Group, Inc. provides its clients with research that exposes those factors which could influence a company's future success such as:

         Custom Influencer Win/Loss Analysis -- Kensington Group, Inc. will work with clients to determine the impact of certain influencers on corporate sales and take corrective action to resolve negative influences on a particular companies business, whether real or perceived. The term "influencers" covers industry analysts, consultants, the press, and others who can impact customers' buying decisions.

         Analyst Quotation Tracking System(TM) -- Kensington Group Inc. uses a global system that tracks trends and industry analysts' and financial analysts' quotes in the media, both print and online, of business, trade and news press. Media quotations are a key channel through which analysts influence the course of the market and the fortunes of individual companies. This service comes with unlimited access to Kensington Group, Inc.'s extensive "searchable and sortable" database and custom, monthly executive "key indicator" reports.

         Public Analyst/Consultant Relations Effectiveness Benchmark Studies(TM) for IT and telecommunications companies. This is an annual series of reports to companies that includes performance measurements, program concepts, best practices and recommendations for all IT and telecommunications companies worldwide.

         Watching the Watchers(TM) --- an annual benchmark study for users, vendors, venture capitalists and others. These reports seek to answer important questions such as: Who uses which research firms, and for what? How much are they really spending? Who is really being used to influence sales? What are their strengths and weaknesses? Kensington Group, Inc. is in a position to answer these questions and provide an objective guide to these critical influencers.

         Best Practices and Trends Report -- These reports detail lessons learned in eleven years of industry studies. They incorporate thousands of interviews with analysts and consultants from around the world in an understandable format.

         Analyst Relations Manager's Companion and Guide -- This guide is a one-stop-shopping guide to influencer programs and processes: planning, templates, checklists and concepts for today's analyst or consultant relations professional. The Guide is updated annually to address new and changing market conditions.

Kensington Group, Inc. also provides public and private forums for their clients' analyst and consultant relations staff. The available forums are detailed immediately below.

Private Forums include:

         Specialized Analyst Relations Training and Coaching: During these forums, Kensington Group, Inc. stresses message development, briefing preparation, spokesperson training and executive coaching with a clear focus on content, information flow and style.

         Custom Public Relations Agency Training: These training sessions focus on learning how to be more competitive in analyst relations.

         Consulting Services: Kensington Group, Inc. works to analyze its client's specific needs for analyst and consultant services. Kensington Group, Inc. provides its clients with a customized approach to analyst and consultant relations.

PFA Research Business Description.

PFA Research ("PFAR") has been providing business-to-business market research, data management services and web & on-line solutions for over 10 years. PFAR specializes in the e-commerce, IT and telecommunications sectors and has a reputation for solid, reliable and statistically robust research combined with a flexible and personal approach.

Market research services range from projects to provide a basis for new product development thru market sizing to customer satisfaction surveys. Data management services cover customer relationship management (CRM) database building and maintenance through to basic data cleansing. They include:

o Data cleansing - PFAR calls corporate contacts and validates and/or updates the data. Contact data continuously changes and needs to be verified and updated periodically.

o Database building - corporate sales and marketing efforts need to be targeted - procurement needs up-to-date supplier data. PFAR builds databases to customer specifications.

PFAR has been involved in Internet applications since the mid-90s. It has accumulated many years of experience with Internet applications on behalf of clients. The resulting level of expertise enables PFAR to help clients make the best possible use of the Internet.

PFAR's approach is based on putting data management/business needs on a par with presentation and design. PFAR has led the development of basic corporate web sites, portal sites and Application Service Providers (ASPs) using both third party design and technical resources and proprietary resources.

Specific capabilities include:

o Design and development of dynamic, database driven web sites with comprehensive online administration facilities and graphic usage statistics;

o     Analysis of market positioning and branding, plus re-branding; and

o     Domain name registration.

Prime Marketing Publications (PMP) Business Description.

The PMP Group provides a range of services for those responsible for purchasing, advising on or marketing IT. Among these services are (i) publications, (ii) conferences, (iii) market research and (iv) interactive services. PMP publishes established reports and newsletters for those responsible for IT and their advisors.

Publications include:

         Conspectus: Conspectus authoritatively addresses a different IT topic every month. We believe it is one of the leading journals in the IT industry and is used by many organizations to help them in their selection of IT software and technology. Website: www.conspectus.com

         IT Services & Solutions: IT Services & Solutions focuses on IT services issues each quarter. IT services are forecast to be the most competitive of the major technology sectors and we believe that IT Service & Solutions provides a significant marketing opportunity for its clients. Website: www.itssonline.co.uk

         Consultants' Advisory: Consultants' Advisory reviews a different IT sector each issue and is focused on those companies and subjects of particular relevance to consultants, systems integrators and analysts (CSI's). We believe that it is a strong UK vehicle for those IT vendors who wish to ensure this influential community is well informed on their products and services. Website: www.consultants-advisory.com

         International Consultants' Guide (ICG): A pan-European report designed to keep consultants, systems integrators and analysts working in Europe and wider international markets up-to-date with current business and associated software and technology issues. We believe that it is a strong vehicle for those organizations who wish to work with CSI's on a European or international basis. Website: www.consultants-guide.com

         Management Consultants' News (MCN): The original newsletter concept, designed to provide news, trends and IT supplier updates to its UK consultant and systems integrator readers. We believe that MCN provides a valuable corporate positioning opportunity for its clients. Website: www.mconsultantsnews.com

         International Consultants' News (ICN): ICN is the sister publication of Management Consultants' News, and is sent to PMP's non-UK consultant readership. It is usually produced in local language for Germany, France, Italy and Spain whereas an English version covers the Benelux countries, Scandinavia and other European countries. ICN has a circulation dependent on selected countries but in total can reach 20,000 management consultants. Website: www.iconsultantsnews.com

Conferences: PMP organizes industry conferences and seminars for consultants and decision makers. They are run under the established PMP "Facing the Future" brand, which provides an authoritative platform to present application technology and business issues to consultants and decision makers. They can be single or multi-client sponsored where, in the latter case, all day events such as the Annual Consultants' Forum and Conspectus Symposium have become significant "thought leadership" activities. www.conferencepage.com

Market Research: PMP Research acts as a strategic partner to its clients, helping them to understand, anticipate and address opportunities in information technology, telecommunications and consultancy services. PMP understands that quality, timely information and knowledgeable analysis provide real competitive advantage.

PMP's range of programs includes:


         Enterprise Mobility 2002: A global program for telecoms and IT suppliers who need to understand the dynamics for wireless data adoption in the corporate market.

         Strategic Alliances: A pan-European program that examines the influence of consultants on the IT marketplace, and their views on technologies, vendors and partnerships.

         Win/ Loss Reporting: A program that establishes the real reasons behind winning or losing major tenders and evaluates the strengths and weaknesses of competitors and sales strategies.

         Bespoke Programs: Either complementing existing research programs or tailored as a unique package to individual requirements.


Interactive Services

         MCN Direct: An on-line weekly newswire service initially for UK consultants and systems integrators (CSI's) providing up-to-the-minute industry news in brief with links to relevant websites. Register (via MCN website): www.mconsultantsnews.com

         PMP Online Content Search: Multi-client sponsorship reaches over 8,000 CSI email addresses. All PMP's printed publications are posted electronically on the website where a powerful content search facility enables thousands of pages of relevant information to be instantly retrieved.

         Conspectus Interactive: An integrated marketing program designed to deliver awareness, market intelligence on active projects and direct decision-maker contacts. Results are achieved over a year via a combination of research, Conspectus participation and two subject focused conferences.

Liquidity and Capital Resources. Our total current assets were $9,511 as of June 30, 2002, which was represented solely by a loan to a stockholder. We had no other assets as of June 30, 2002. We believe that we will be able to pay our day-to-day expenditures after our acquisition of MetaSource Systmes, Inc. is complete.

As of June 30, 2002, our total liabilities were $107,751, of which $35,376 was represented by accounts payable, and $72,375 was represented by loan from Mr. Cheung, our former officer, sole director and principal shareholder. Those notes do not bear interest and are payable on demand. In April 2002, Mr. Cheung loaned us $25,000 to pay our expenses and provide us with working capital. That note matures on June 30, 2002, and does not bear any interest. Also in April 2002, Big Plans Investments Ltd. loaned us $350,000. That note matures on April 20, 2003 and bears simple interest at the rate of 8%. Pursuant to the terms of our agreement and plan of merger with MetaSource Systems, Inc., we loaned those funds to MetaSource Systems, Inc. as bridge financing. In May 2002, Mr. Cheung loaned us an additional $55,000 to pay our expenses and provide us with working capital. Those notes also mature on June 30, 2002, do not bear interest and are payable on demand. Subsequent to June 30, 2002, all these notes have been repaid.

On July 12, 2002, and pursuant to the Merger Agreement, we issued three convertible debentures to three investors for a total of $2,000,000. One of those investors had previously loaned us $350,000, which we had loaned to MSS pursuant to the Merger Agreement, Amendment No.1 and Amendment No. 2. Upon the closing of the MSS/MSAC Merger, the investor agreed to convert that promissory note in exchange for a convertible debenture in the amount of $350,000.

a)              The debentures shall bear interest of eight percent (8%).
b) Interest and principal shall be due and payable on July 12, 2003.
c) The debenture holders shall have the right, at any time on or prior to July 11, 2003, to convert that debt into one share of our common stock at $2.25 per share and one warrant to purchase one share of our common stock at $2.50 per share.
d) Upon seventy five (75) days prior written notice, we have the right to require and compel the debenture holders to convert the principal indebtedness into shares of common stock at such time as our historical net annual income, evidenced by reviewed financial statements, exceeds Five Million Dollars ($5,000,000).

Results of Operations.

Revenue. We have not generated any revenues to date. We expect to generate revenues after the acquisition of MetaSource Systems, Inc.

Operating Expenses. We have incurred expenses of approximately $85,395 for the six-month period ended June 30, 2002. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses.

Our Plan of Operation for the Next Twelve Months. Our plan of operation will be affected by the acquisition of MetaSource Systems, Inc. We cannot guarantee that the acquisition of MetaSource Systems, Inc. will increase the value of our common stock.

In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

We are not currently conducting any research and development activities. We do not anticipate conducting any other such activities in the next twelve months, unless we complete the acquisition of MetaSource Systems, Inc. We do not anticipate that we will purchase or sell any significant equipment or hire any employees in the next six to twelve months unless we complete the acquisition of MetaSource Systems, Inc.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
-------------------------------

On April 22, 2002, our Board of Directors unanimously approved: (i) an amendment to our Articles of Incorporation to increase the authorized number of shares of common stock, $.001 par value per share, from 25,000,000 to 100,000,000; (ii) an amendment to our Articles of Incorporation to authorize 10,000,000 shares of preferred stock, $.001 par value per share; and (iii) a reverse split of our issued and outstanding common stock on a 1 for 1.8773 basis. On April 22, 2002, one shareholder who individually owns in excess of the required majority of our outstanding common stock necessary for the adoption of the actions, approved those actions taken by written consent.

Item 3.  Defaults Upon Senior Securities
-----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

On April 22, 2002, the holder of 14,000,000 shares of our issued and outstanding common stock or 57.85% of the shares of outstanding common stock approved by action of written consent, the amendment to our Articles of Incorporation to change our corporate name to MetaSource Group, Inc., and approved the increase in the number of authorized shares of common stock, the authorization of shares of preferred stock, and the reverse stock split mentioned above.

Item 5.  Other Information
---------------------------

On July 12, 2002, Meta Source Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("MSAC") merged with MetaSource Systems, Inc., a Delaware corporation ("MSS"). MSAC was formed by us for the purpose of effectuating a merger with MSS. The merger transaction between MSS and MSAC was consummated pursuant to an Agreement and Plan of Merger dated April 24, 2002 with subsequent amendments dated May 23, 2002 and July 11, 2002.

On July 18, 2002 we filed a Form 8-K attaching our July 15, 2002 press release describing the merger transaction, with the text of the press release attached as exhibit 99.1. Our Form 8-K filed July 19, 2002 describes the merger transaction, and attaches the text of the Agreement as Exhibit 2.1, along with the amendments to that Agreement, attached as Exhibit 2.1.1 and 2.1.2. The merger and acquisition agreements pertaining to the transactions by which MSS acquired other entities pursuant to this transaction are attached as follows:
Exhibit 2.2 is the Agreement of Merger between MSS, Digit, and Digit Stockholders, Exhibit 2.3 is the Acquisition Agreement between MSS and Stockholders of PFA Research Ltd., Exhibit 2.4 is the Acquisition Agreement between MSS and the Stockholders of Prime Marketing Publications Limited,
Exhibit 2.5 is the Agreement of Merger between MSS, Global SysTech, and Stockholders of Global Systech, Exhibit 2.6 is the Agreement of Merger between MSS, MSS UK, and Stockholders of MSS UK, and Exhibit 2.7 is the Agreement and Plan of Merger between MSAC, Kensington Group, Inc., and Stockholders of Kensington Group, Inc. We anticipate filing the financial statements to accompany our Form 8-K dated July 19, 2002 within the required timeframe.

Pursuant to the Merger Agreement, Joe Cheung resigned as our sole officer and sole member of our Board of Directors and Courtney Smith was appointed as president, secretary, treasurer, and a member of our Board of Directors. Mr. Cheung's resignation is attached as Exhibit 17.1 to our 8-K filed July 19, 2002.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of New York, New York, on August 19, 2002.


MetaSource Group, Inc.


By:      /s/  Courtney Smith
         --------------------------------------------
         Courtney Smith
Its:     President, Secretary, Treasurer and Director

                                 CERTIFICATIONS

I, Courtney Smith, certify that:

1. I have read this quarterly report on Form 10-QSB of MetaSource Group, Inc.;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 19, 2002
                                          By:      /s/ Courtney Smith
                                                   ---------------------------
                                                   Courtney Smith
                                          Its:     Chief Executive Officer and
                                                   Chief Financial Officer