Form 10QSB/A
period 2002-06-30
METASOURCE GROUP INC
filed 2002-10-11
CIK 1098284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD JUNE 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934   For the transition period from          to
                                                         ----------  ----------

Commission File Number: 000-28005

                             MetaSource Group, Inc.
             (Exact name of registrant as specified in its charter)

Nevada                                                               88-0422028
------                                                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

40 Exchange Place, Suite 1607, New York, New York                         10005
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (646) 805-5141
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of October 10, 2002 there were 17,108,681 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                             MetaSource Group, Inc.
                    [formerly Cobra Tech International, Inc.]
                          (a Development Stage Company)
                                  Balance Sheet


                                                              (unaudited)
                                                               June 30,
                                                                 2002
                                                         ----------------------
Assets

Current assets:
    Cash                                                 $                   -
    Loan to stockholder                                                  9,511
                                                         ----------------------

      Total current assets                                               9,511
                                                         ----------------------


                                                         $               9,511
                                                         ======================


Liabilities and Stockholders' (Deficit)

Current liabilities:
    Accounts payable                                     $              35,376
    Loan from stockholder                                               72,375
                                                         ----------------------

      Total current liabilities                                        107,751
                                                         ----------------------



Stockholders' (Deficit):
    Preferred stock, $0.001 par value, 10,000,000
      shares authorized, zero shares issued and
      outstanding                                                            -
    Common stock, $0.001 par value, 100,000,000
      shares authorized; 12,890,870 shares issued and
      outstanding at 6/30/02                                            12,891
    Additional paid-in capital                                          21,569
    Treasury stock                                                      10,000
    (Deficit) accumulated during development stage                    (142,300)
                                                         ----------------------
                                                                       (98,240)
                                                         ----------------------

                                                         $               9,511
                                                         ======================




 The accompanying notes are an integral part of these financial statements.

                             MetaSource Group, Inc.
                    [formerly Cobra Tech International, Inc.]
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                 Three Months Ending              Six Months Ending               March 30, 1999
                                                      June 30,                          June 30,                  (Inception) to
                                       ----------------------------------- ------------------------------------      June 30,
                                              2002              2001               2002                2001            2002
                                       ----------------- ----------------- ----------------- ------------------ -------------------

Revenue                                $              -  $              -                 -  $               -  $                -
                                       ----------------- ----------------- ----------------- ------------------ -------------------

Expenses:
  General and administrative expenses            63,143                 -            85,395                  -             117,940
                                       ----------------- ----------------- ----------------- ------------------ -------------------
     Total expenses                              63,143                 -            85,395                  -             117,940
                                       ----------------- ----------------- ----------------- ------------------ -------------------

Net (loss)                             $        (63,143) $              -           (85,395) $               -  $         (117,940)
                                       ================= ================= ================= ================== ===================

Weighted average number of
   common shares outstanding -               12,890,870        12,890,870        12,890,870         12,890,870
   basic and fully diluted             ================= ================= ================= =================

Net (loss) per share -                 $          (0.00) $              -             (0.00) $               -
   basic and fully diluted             ================= ================= ================= =================




   The accompanying notes are an integral part of these financial statements.

                             MetaSource Group, Inc.
                    [formerly Cobra Tech International, Inc.]
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                         Six Months Ending                   March 30, 1999
                                                                             June 30,                        (Inception) to
                                                              -----------------------------------------        June 30,
                                                                      2002                 2001                   2002
                                                              ------------------    -------------------   --------------------
Cash flows from operating activities
Net (loss)                                                    $         (85,395)    $                -     $         (117,940)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
    Increase in accounts payable                                         25,376                                        35,376
                                                              ------------------    -------------------   --------------------
Net cash (used) by operating activities                                 (60,019)                     -                (82,564)
                                                              ------------------    -------------------   --------------------


                                                              ------------------    -------------------   --------------------
Cash flows from investing activities                                          -                      -                      -
                                                              ------------------    -------------------   --------------------

Cash flows from financing activities
    Loan (to) from stockholder                                           60,000                                        62,864
    Issuance of common stock                                                  -                      -                 19,700
                                                              ------------------    -------------------   --------------------
Net cash provided by financing activities                                60,000                      -                 82,564
                                                              ------------------    -------------------   --------------------

Net (decrease) in cash                                                      (19)                     -                      -
Cash - beginning                                                             19                      -                      -
                                                              ------------------    -------------------   --------------------
Cash - ending                                                 $               -     $                -     $                -
                                                              ==================    ===================   ====================

Supplemental disclosures:
    Interest paid                                             $               -     $                -     $                -
                                                              ==================    ===================   ====================
    Income taxes paid                                         $               -     $                -     $                -
                                                              ==================    ===================   ====================





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

Note 3 - Loans from stockholder

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

Note 4 - Merger of MetaSource Acquisition Corporation (MSAC) and MetaSource Systems, Inc. (MSS)

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

Note 5 - Related party transactions

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

Note 6 - Subsequent events

On July 12, 2002, the Company incorporated its wholly owned subsidiary, Kensington Consulting Acquisition Corporation (KCAC) and received 1,000 shares of KCAC in exchange for services.

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

On July 12, 2002, the Company executed a convertible debenture agreement with Elite Media Assets, Ltd. (EMA), in the amount of $650,000. The note bears an interest rate of 8% per annum and is due in one year. At the request of BPI, any unpaid balance of principal and interest due will be converted into the Company's $0.001 par value common stock at a rate of $2.25 per share. In addition, BPI will receive one warrant attached to each share of common stock they convert, which will allow BPI to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $2.50 per share of common stock exercisable over a period of one year from the date the common stock is converted.

On July 12, 2002, the Company executed a convertible debenture agreement with Crown Taylor, a Nevada corporation, (CT), in the amount of $1,000,000. The note bears an interest rate of 8% per annum and is due in one year. At the request of CT, any unpaid balance of principal and interest due will be converted into the Company's $0.001 par value common stock at a rate of $2.25 per share. In addition, CT will receive one warrant attached to each share of common stock they convert, which will allow CT to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $2.50 per share of common stock exercisable over a period of one year from the date the common stock is converted.

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


In July 2002, we consummated an agreement and plan of merger with MetaSource Systems, Inc., a Delaware corporation. Pursuant to that agreement, Meta Source Acquisition Corp., a Delaware corporation and our recently formed wholly owned subsidiary, merged with and into MetaSource Systems, Inc. MetaSource Systems, Inc. is a software development and marketing services firm, which recently acquired other software development and marketing services companies to grow and expand its operations. We cannot guarantee that the above transaction with MetaSource Systems, Inc. will increase the value of our common stock.





We are a company of entrepreneurs, whose mission is to provide software development, marketing, research and consulting services to businesses. We intend to grow our sales through a combination of organic growth and further acquisition of profitable companies which complement our existing assets.


We sell a range of software, research and consulting services through our subsidiaries, each of which was purchased by MetaSource Group, Inc., in July 2002. At least one of the founding entrepreneurs of each company currently manages each subsidiary.


Our services are targeted to the Information Technology industry, as well as strategic marketing firms, general businesses and government. Services include development of wireless and communications applications, database and marketing applications, vertical market research and strategic consulting. We intend to broaden our range of applications and consulting services through organic growth and acquisition.

Central to our mission is removing obstacles typically facing entrepreneurs. We believe each of our subsidiaries has achieved a measure of financial and operational success in a difficult market environment. We believe we can build on this success by providing financial and operational expansion while retaining the entrepreneurial incentives and motivations which lead to success.

We also seek to lower application development costs through offshore coding. Our management, including our subsidiaries' management, has several years' experience in developing offshore software applications for other software firms and businesses. We believe that each of our subsidiaries has the potential to significantly reduce operating costs through offshore application development. Cost savings may be retained as profit or redirected toward sales and marketing.

Management's operating strategy centers on the following goals:

o To acquire profitable Information Technology (IT)-related companies for stock: our goal is to build a company of entrepreneurs committed to our company's bottom line.
o To make acquisitions which are accretive to earnings, by swapping stock at a rate well below our P/E ratio.
o To lower software development costs for our subsidiaries through the use of offshore coding centers. Management believes it has developed a robust project management process for offshore development.
o To tie each manager's compensation in large part to divisional and Group profits, and leave our subsidiaries largely autonomous. Our goal is to incentivize the manager-entrepreneur towards building shareholder value, and to give them the power to accomplish this.
o To build sales growth by providing a wider range of services/products each of our subsidiaries can sell to their clients.
o To create opportunities for our subsidiaries to expand geographically, vertically, and horizontally.
o To build a base of services that all our partner companies can use. o To create economies of scale in providing benefits and reducing property and equipment prices for each of our subsidiaries.

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

We believe we have a large pool of candidates for acquisition. There are over 12,000 IT-related companies in the US. The Group's candidate profile focuses on profitability and demonstrated leadership in a particular niche or vertical market segment.

In general we seek to acquire only profitable companies for stock. We believe that in general, each acquisition will be accretive to our earnings, because we purchase companies at a private equity valuation, which is expected to be below our public equity valuation.

For example, our typical acquisition involves the purchase of a privately-held company at a price of 5 times earnings. If our Price/earnings ratio is higher than 5, the acquisition is expected to be accretive to earnings.


Our subsidiaries are described more particularly below.

Software Development Companies

Digit Business Description

Since 1995, Digit has provided interactive digital business solutions to a corporate client base. Those solutions include a combination of design, marketing, branding, merchandising and technology integration skills to create business value. `

Clients include Deutsche Bank, Habitat, Motorola, Nike, Gartner
Group, St Luke's, Disney, News International, MTV, The Art Group, Stella McCartney, MTV2 and Bertelsmann Media Group. Digit also works with a broad range of other clients from charity funded groups to government departments on a project by project basis.

We believe that a passion for design innovation and for the creation of intuitive interaction with established and emerging technologies has established Digit's reputation as a leading European digital communications agency.

(material omitted)

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

Recent Work includes:

Habitat - Digit has redesigned and revitalized Habitat's global website which was launched in September 2001 in five countries - the UK, Eire, France, Spain and Germany. The new site has been designed to allow a seamless migration to e-commerce elements in the future. Digit is now the established digital agency for Habitat and has developed a far-reaching e-CRM (customer relationship marketing) program which has grown the online registered customer base ten fold in under a year. Habitat is also working with Digit to explore the use of interaction within the store environments to enhance the shopping experience.

(material omitted)


Stella McCartney - Now part of the Gucci family, Stella McCartney approached Digit to provide a new web presence to showcase her world class design collections. The site is elegant, informative and reflects Stella's vibrant personality and sense of fun.

Deutsche Bank - Retained to advise on new interface and interactive developments, Digit has worked closely with various divisions of Deutsche Bank to expand internal communications in this fast moving environment. Digit is also currently looking at a range of other exciting projects for roll out into 2003.

The Place - Digit was recently commissioned to build a new web presence for The Place which specializes in everything related to all types of dance. The site was launched in July and features some innovative navigation and personalization features which engage the user and encourages continuous exploration and learning.

Disney Channel - Digit regularly works with the team at Disney Channel to refresh and update their online presence. As befits a kids oriented brand, the site needs to express constant change and high energy mixed with a sense of humor to ensure the Disney Channel becomes a must see for its young audience.

Gartner Group - Digit has recently teamed up with Gartner Group to assist them in delivering memorable events to their clients and employees. Some of this work is online but a portion of it involves the design and enhancement of forthcoming events and exhibitions.

BMG - Digit recently launched a new site for Sarah
Whatmore, a new pop star and BMG artiste and is also working on several other projects including the development and enhancement of a Music Trade portal for online commerce.

Global Systech (GSTC) Business Description.

GSTC specializes in integrated software systems and solutions. GSTC employs highly skilled, experienced individuals able to provide software development, as well as engineering, management, web-site development, and technical support services.

GSTC is currently targeting asset management solutions for government and large institutions. GSTC deploys database and internet applications in tandem with local area networks to create comprehensive asset management solutions. GSTC competes for government procurement of these solutions as a HubZone Qualified Small Business.


GSTC also provides support services such as computer aided design applications (CAD/CAE/CASE), systems requirements and analysis, electrical engineering and design and nationwide web hosting.



GSTC staff provides solutions for individual requirements in e-commerce and web design to global businesses and government.


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


Interactive Services

o MCN Direct: An on-line weekly newswire service initially for UK consultants and systems integrators (CSI's) providing up-to-the-minute industry news in brief with links to relevant websites. Register (via MCN website): www.mconsultantsnews.com

o PMP Online Content Search: Multi-client sponsorship reaches over 8,000 CSI email addresses. All PMP's printed publications are posted electronically on the website where a powerful content search facility enables thousands of pages of relevant information to be instantly retrieved.

o Conspectus Interactive: An integrated marketing program designed to deliver awareness, market intelligence on active projects and direct decision-maker contacts. Results are achieved over a year via a combination of research, Conspectus participation and two subject focused conferences.

Liquidity and Capital Resources. Our total current assets were $9,511 as of June 30, 2002, which was represented solely by a loan to a stockholder. We had no other assets as of June 30, 2002. We believe that we will be able to pay our day-to-day expenditures after our acquisition of MetaSource Systems, Inc. is complete.

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

On July 12, 2002, and pursuant to the Merger Agreement, we issued three convertible debentures to three investors for a total of $2,000,000. Of the three convertible debentures, one was for $1,000,000 and a second was for $650,000. The third convertible debenture was for $350,000, which was exchanged for a promissory note we had previously issued to an investor who had previously loaned us $350,000, which we in turn loaned to MSS pursuant to the Merger Agreement, Amendment No.1 and Amendment No. 2. Upon the closing of the MSS/MSAC Merger, the investor agreed to convert that promissory note in exchange for a convertible debenture in the amount of $350,000. The terms of all three of those convertible debentures are as follows:

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

We are not currently conducting any research and development activities. We do not anticipate conducting any other such activities in the next twelve months, until after we complete the acquisition of MetaSource Systems, Inc. We do not anticipate that we will purchase or sell any significant equipment or hire any employees in the next six to twelve months until after we complete the acquisition of MetaSource Systems, Inc.

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

Item 5.  Other Information
--------------------------

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of New York, New York, on October 10, 2002.


MetaSource Group, Inc.


By:      /s/   Courtney Smith
         --------------------------------------------
         Courtney Smith
Its:     President, Secretary, Treasurer and Director

CERTIFICATIONS

I, Courtney Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MetaSource Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002


/s/  Courtney Smith
----------------------
Courtney Smith
Chief Executive Officer and
Chief Financial Officer