Form 10QSB
period 2002-09-30
METASOURCE GROUP INC
filed 2002-12-27
CIK 1098284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD SEPTEMBER 30, 2002


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                    to
                                           ------------------    ---------------

Commission File Number: 000-28005

                             MetaSource Group, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                               88-0422028
------                                                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

40 Exchange Place, Suite 1607, New York, New York                         10005
--------------------------------------------------------- ----------------------
(Address of principal executive offices)                             (Zip Code)

                                 (646) 805-5141
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of December 24, 2002 there were 19,819,549 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated September 30, 2002

Balance Sheet



ASSETS
         Current Assets
                  Cash and Equivalents                               129,486
                  Notes receivable                                   679,015
                  Work in progress                                   325,748
                  Prepaid expenses                                    81,251
                  Accounts Receivable                                279,535
                                                            -------------------
         Total Current Assets                                      1,495,035

         Property, Plant & Equipment                                   4,947
         Goodwill                                                    562,960
         Long term loans                                             419,079
         Other assets                                                  4,455
                                                            -------------------
         Total assets                                              2,486,476
                                                            ===================

LIABILITIES AND STOCKHOLDERS DEFICIT
         Liabilities
                  Current liabilities
                           Notes payable                           2,467,655
                           Bank overdraft and factor                 420,368
                           Accounts payable                          415,376
                           Other Liabilities                         131,994
                                                            -------------------
                           Total current liabilities               3,435,393
                                                            -------------------

                  Long term liabilities
                           Notes payable                                   0
                                                            -------------------
                  Total Liabilities                                3,435,393

         Stockholder's Deficit
                  Common Stock, $.001 par value                       17,188
                  Treasury Stock                                           0
                  Authorized 10000000 shares                               0
                  Issued and outstanding:
                  17,327,855                                               0
                  Additional paid in capital                       1,181,336
                  Translation adjustment                              65,200
                  Retained earnings (deficit)                     (2,212,642)
                                                            -------------------
         Total Stockholders Deficit                                 (948,918)
                                                            -------------------
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                         2,486,476





The accompanying footnotes are an integral part of these financial statements

Consolidated
Statement of Operations three months ended September 30, 2002
-------------------------------------------------------------------------------


                                               Combined

Revenue                                    $        589,655
Cost of Goods                                       459,490
                                           -----------------
Gross Profit                                        130,165
Costs and expenses
         Research and development                         -
         Depreciation and amortization               68,316
         General and Administrative expenses      1,392,596
                                           -----------------
Operating income                                 (1,330,747)

Other (income) expenses
         Interest expense                            43,401
                                           -----------------
Income (loss) before taxes                       (1,374,147)
                                           -----------------
Provision (recovery) for income taxes                     -
                                           -----------------
Net (loss) income                          $     (1,374,147)
                                           =================


        Basic & diluted net loss per share $          (0.08)

                          Weighted average
                          average shares
                          used in computing
                          basic and diluted
                          net loss per share     17,327,855



Note: There are no comparables for same period 2001 because the original company was dormant.
Note: The financing charge is a non-cash charge related to a the difference between the strike price and the fair value of the Company's stock on the day we issued a convertible debenture. This is a non-recurring item.

Consolidated
Statement of Operations nine months September 30, 2002
-------------------------------------------------------------------------------





Revenue                                    $        704,156
Cost of Goods                                       513,920
                                           -----------------
Gross Profit                                        190,236
Costs and expenses
         Depreciation and amortization               68,316
         General and Administrative expenses      1,835,169
                                           -----------------
Operating income                                 (1,713,249)

Other (income) expenses
         Interest expense, net                        1,889
                                           -----------------
Income (loss) before taxes                       (1,715,137)
                                           -----------------
Provision (recovery) for income taxes                     -
                                           -----------------
Net (loss) income                          $     (1,715,137)
                                           =================


        Basic & diluted net loss per share $          (0.10)

                          Weighted average
                          average shares
                          used in computing
                          basic and diluted
                          net loss per share     17,327,855


Note: There are no comparables for same period 2001 because the original company was dormant.

Consolidated nine months September 30, 2002
Statement of Cash Flows



Cash flows from operating activities
       Net income (loss)                                                      $ (1,715,137)
       Adjustments to reconcile net loss to net cash used
        in operating activities
             Non-cash reduction in loan proceeds                                   154,435
             Depreciation and amortization                                          68,316
             Translation adjustment                                                (33,073)
             Changes in operating assets and liabilities                                 -
                    Accounts receivable                                            (25,106)
                    Work in progress                                               (12,857)
                    Prepaid expenses                                               (41,625)
                    Accounts payable and accrued expenses                           70,031
                    Other current liabilities                                       37,694
                                                                              -------------
                      Net cash provided by (used in) operating activities       (1,497,323)

Cash flow from investing activity
       Loans outstanding                                                          (843,692)
       Purchase of property and equipment                                                -
                                                                              -------------
                      Net cash(used in) investing activities                      (843,692)

Cash flow from financing activities
       Proceeds (payments) bank overdraft                                           46,316
       Net proceeds from sale of common shares                                     658,000
       Proceeds from loans                                                       1,847,374
       Due to/from officers                                                        (87,711)
                                                                              -------------
       Proceeds from issuance of notes                                                   -
                    Net cash provided by financing activities                    2,463,979
                                                                              -------------

Net increase (decrease) in cash                                                    122,964

Cash and cash equivalents at beginning of the period                                 6,522
                                                                              -------------
Cash and cash equivalents at the end of the period                            $    129,486
                                                                              =============






The accompanying footnotes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The accompanying condensed consolidated financial statements include our accounts as well as our wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated. In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the six months ended June 30, 2002 and years ended 2001 and 2000 included in our amended Form 8-K/A filed with the Securities and Exchange Commission on December 26, 2002.

Basis of Presentation
---------------------
On July 12, 2002 MetaSource Group ("MSGR") and MetaSource Systems ("MS") executed a business combination agreement that provided for MSGR acquiring all of the issued and outstanding common stock of MS. In connection with the transaction, the shareholders of MS received 10,000,000 shares of MSGR common stock for their 10,000,000 shares of MS. As a result of this transaction, the former shareholders of MS acquired or exercise control over a majority of the shares of MSGR. Accordingly the transaction has been treated for accounting purposes as a recapitalization of MS and, therefore, these financial statements represent a continuation of the accounting acquirer, MS, not MSGR, the legal acquirer. In accounting for the transaction:

i) MS is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values.

ii) Control of the net assets and business of MSGR was acquired effective July 12, 2002 (the "Effective Date"). This transaction hasa been accounted for as a purchase of MSGR by MS.

iii) The consolidated statements of operations and cash flows include MS's results of operations and cash flows from November 27, 2001 (date of inception) and MSGR's results of operations from the Effective Date. MSGR had no operations subsequent to the Effective Date.


NOTE 2
Notes Payable
--------------

On July 12, 2002, and pursuant to the Merger Agreement, we issued three convertible debentures to three investors for a total of $2,000,000. Of the three convertible debentures, one was for $1,000,000 and a second was for $650,000. The third convertible debenture was for $350,000, which was exchanged for a promissory note we had previously issued to an investor who had previously loaned us $350,000, which we in turn was loaned to our wholly-owned subsidiary, MetaSource Systems, Inc. Upon the closing of the merger between our wholly owned subsidiary, MetaSource Acquisition Corporation and MetaSource Systems, Inc., the investor who loaned us the funds agreed to convert that promissory note in exchange for a convertible debenture in the amount of $350,000. The general terms of all three convertible debentures are similar and are as follows:

     o    The debentures shall bear interest of eight percent (8%).
     o    Interest and principal shall be due and payable on July 12, 2003.
     o The debenture holders shall have the right, at any time on or prior to July 11, 2003, to convert that debt into one share of our common stock at $2.25 per share and one warrant to purchase one share of our common stock at $2.50 per share.
     o Upon seventy five (75) days prior written notice, we have the right to require and compel the debenture holders to convert the principal indebtedness into shares of common stock at such time as our historical net annual income, evidenced by reviewed financial statements, exceeds Five Million Dollars ($5,000,000).

NOTE 3

Notes Receivable
----------------

LaRosa Promissory Notes. MetaSource Systems, Inc., agreed to loan Norma LaRosa, the officer and director of Kensington Group, certain sums at 2.84% interest per annum. To date we have loaned Ms. LaRosa $135,000. The loan is full-recourse. The principal and all accrued interest is due and payable no later than July 12, 2004. As collateral for the loan, Ms. LaRosa agreed to deposit in escrow that portion of our shares owned by her equal in value to $560,000 as determined by taking the average of the high, low, and closing price of our stock on July 16, 2002.

PMP Financing Agreement. MetaSource Systems, Inc., entered into an Agreement of Financing with Mike Price, a director of PMP, wherein MetaSource Systems, Inc., agreed to loan Mike Price certain sums. To date we have loaned Mr. Price over $250,000. The loan is a full recourse loan with a due date of July 13, 2004.

NOTE 4

Recent accounting pronouncements
--------------------------------

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company does not believe that these statements will have a material affect on the Company's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.



Item 2. Management's Discussion and Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

We are a company whose subsidiaries are managed by experienced technology entrepreneurs. Our goal is to maximize the benefits of entrepreneurship to create shareholder value. Our services comprise custom software development, marketing applications and strategic consulting to businesses. We intend to grow our sales from both organic growth and further acquisition of companies which complement our existing subsidiaries.

Each of our subsidiaries was purchased by MetaSource Group, Inc., (www.metasourcegroup.com) in 2002. At least one of the founding entrepreneurs of each company currently manages each subsidiary. Our entrepreneurs carry significant power to run their subsidiaries as they deem best.

Central to our mission is removing obstacles facing our entrepreneurs. We believe each of our subsidiaries has achieved a measure of financial and operational success in a difficult market environment. We believe we can build on this success by providing financial and operational expansion while retaining the entrepreneurial incentives and motivations which lead to success.

Our acquisition strategy marries software development firms with marketing firms who have demonstrable success helping software companies raise their sales. We believe this combination enhances our ability to sell software to leading corporations. We intend to broaden our range of applications and strategic marketing services through organic growth and acquisition.

Our operating strategy centers on the following goals:

     o To acquire profitable software-related companies for stock: our goal is to build a company of entrepreneurs committed to our company's bottom line.
     o To make acquisitions which are accretive to earnings, by swapping stock at a rate well below our P/E ratio.

     o To lower software development costs for our subsidiaries through the use of offshore coding centers. Management believes it has developed a robust project management process for offshore development.
     o To tie each manager's compensation in large part to divisional and Group profits, and leave our entrepreneurs largely autonomous. Our goal is to incentivize the manager-entrepreneur towards building shareholder value, and to give them the power to accomplish this.
     o To build sales growth by providing a wider range of services/products each of our subsidiaries can sell to their clients.
     o To create opportunities for our subsidiaries to expand geographically, vertically, and horizontally.
     o    To build a base of services that all our partner companies can use.
     o To create economies of scale in providing benefits and reducing property and equipment prices for each of our subsidiaries.

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

We believe we have a large pool of candidates for acquisition. There are over 12,000 IT-related companies in the United States alone. Our candidate profile focuses on profitability and demonstrated leadership in a particular niche or vertical market segment.

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

Our current subsidiaries are described below:

     o Digit--an award-winning producer of interactive digital business solutions to clients -such as Deutsche Bank, Habitat, Disney, News International, MTV, Nickelodeon, Art Group, Stella McCartney, MTV and Bertelsmann Media Group. For further information please visit www.digitlondon.com or www.digitfeed.com.
     o Kensington Group-- providing research, consulting, and training for Information Technology firms in the field of analyst relations. For further information please visit www.kensingtongroup.com.
     o MetaSource Systems, developing software for a number of clients including some of our subsidiaries: MSS focuses on development in C++, Java, databases, and web development. Sales, service, and project management are done in New York and London (MS UK) while coding is outsourced to China. For further information please visit www.metasourcesystems.com.

Our subsidiaries focus on client-facing activities such as sales, consultation, project design and management, while programming and application development are increasingly handled by MetaSource Systems.

We seek to lower software development costs through offshore coding. Our management has experience developing offshore software applications for other software firms and businesses. We believe that each of our subsidiaries has the potential to significantly reduce operating costs through offshore application development. Cost savings may be retained as profit or redirected toward sales and marketing.

We handle a measure of administrative functions for our subsidiaries, and in the future we intend to consolidate functions such as finance and human resources. We seek to relieve entrepreneurs from the burdens of non-core business functions.

Consolidated Financial Statements
----------------------------------

The following discussion should be read in conjunction with the section below entitled "Other Factors Affecting Operating Results".

Our operating results during the three-month period ended September 30, 2002, reflected our acquisition efforts as well as several factors which may be considered nonrecurring. However, we do not intend to separate costs associated with our acquisition strategy from our overall results. We believe our acquisition strategy is a critical element of our operational goal of providing best-of-breed software and marketing services and products. In this discussion we detail these costs and classify them as part of our costs of operations.

The prime reason for our loss in the third quarter was expenses related to initial audit, legal and investor relations expenses relating to our reporting requirements. These costs were over $700,000 and relate to the following:

     o    Legal costs associated with making acquisitions and mergers.
     o Audit costs due to the regulatory requirement that our new acquisitions be audited over 8 quarters comprising 2000 and 2001, and to be reviewed over the first two quarters of 2002.
     o    Investor relations expenses.

We expect to incur approximately $200,000 during the fourth quarter ending December 31, 2002 for costs relating to our acquisitions, mergers and subsidiaries. We do not foresee any significant further costs relating to the items above. Each year we will incur costs relating to maintaining the company as a reporting issuer.

We also lost money on an operating basis. We believe this was due to both the continuing slowdown in IT spending in addition to the distractions our subsidiaries faced in undergoing a lengthy audit.

We believe that our future results will improve for the following reasons:

     o The costs of maintaining the company as a reporting issuer should be lower than the costs incurred for our recent acquisitions and mergers.
     o We believe the synergies between each of our subsidiaries are beginning to develop, which should lead to lower costs and efficient progress.
     o We have made additional acquisitions recently which we believe will be accretive to earnings.


Since we have acquired companies in both the United States and United Kingdom, there is a natural risk we face in foreign exchange movements. We believe that hedging foreign exchange risks can be advantageous to shareholders by reducing risk. However, at this time, we have not hedged our risk in the British Pound. Because the Pound is rising relative to the dollar, the value of the assets of our UK subsidiary is increasing our value; however, the losses from our UK subsidiary are negative to our income statement.

Our strategy is to merge or acquire profitable companies. We believe this is the best way to harness an entrepreneurial spirit and, ultimately, benefit shareholders. Rather than mandating very high growth rates, we incentivize our subsidiaries to find ways to bring complementary and profitable businesses to our family of companies. Unfortunately, we believe this strategy has not been executed well. Companies that we believed were profitable before they were acquired have subsequently become unprofitable. We believe that this is primarily due to economic conditions but we remain diligent in working to make each of our subsidiaries profitable.

We decided not to close on three acquisitions, Prime Marketing Publications ("PMP"), PFA Research ("PFAR"), and Global Systems and Technologies ("GSS"). In the case of PMP and PFAR, the primary reason was a downturn in the business prospects of these companies as our audit was being performed. In the case of GSS, the primary reason was incomplete financial records as determined in our audit process and the lack of cooperation from GSS in the audit process.

In performing our due diligence on these companies we collected and verified information regarding financial performance and liability exposure. We further relied on our audit for final confirmation of all information we collected. We agreed to value our acquisitions solely on the results of our audit. Because our audit reflected declining financial performance, we believe that we are under no obligation to give consideration for the acquisitions.

We decided not to close on the acquisition of PMP because PMP was losing significant amounts of money and PMP management had recently indicated to us that sales visibility remained low. We decided it was in the best interest of the shareholders and the company to not cover continuing losses. Because of our decision to cease funding these losses, we ceased to extend loans to the CEO of PMP and agreed with PMP to not close the acquisition (please see the notes under Legal Proceedings for further details). Our earnings are higher as a result of not closing on the transaction with PMP.

Up until our decision not to close on the PMP transaction, we lent and invested over $300,000 in PMP and/or its principals. We decided not to continue funding such losses and we will pursue all appropriate measures to gain recourse to these funds.

We decided not to close on the transaction with PFAR for the same reasons detailed above for PMP. Specifically, PFAR was losing money and sales visibility remained low for the foreseeable future. We decided it was in the best interest of the shareholders and the company to not cover continuing losses (please see the notes under Legal Proceedings for further details). Our earnings are higher as a result of not closing on the transaction with PFAR.

Up until our decision not to close on the PFAR transaction, we lent and invested over $15,000 to PFAR and/or its principals. We decided not to continue funding such losses and we will pursue all appropriate measures to gain recourse to these funds.

We decided not to close on the transaction with GSS because our audit of GSS records revealed incomplete information. GSS also failed to provide the required cooperation regarding our audit. We decided it was in the best interest of our shareholders and the company to not close on the transaction in order to limit potential undiscovered liabilities (please see the notes under Legal Proceedings for further details).

These developments significantly reduced our cash resources though we believe that we will be able to recover the cash outlays in the foreseeable future. We hope that the acquisitions which were disclosed in our Form 8-K's filed on December 17, 2002, and December 18, 2002 will increase our financial size and prospects.

Results of Operations.

Consolidated Financial Statements for the Three Months Ended September 30, 2002

The following discussion sets forth our consolidated financial results for the three month period ending September 30, 2002. We have not compared our results for the three months ended September 30, 2002 with our financial results for the corresponding period in 2001 because we had minimal to no operating results during that period.

Revenues. For the three months ended September 30, 2002, we realized revenues of $589,655. We anticipate that we will begin to increase our revenues as we continue to build our customer base and our product offerings.

Our subsidiaries generate revenue from software development and professional services. Revenue is recognized as the services are rendered. Daily rates for programming, training and consulting are determined in advance and agreed to with the customer. Most software development jobs are on a project basis. Revenue from research is also recognized as services are performed, however, adjustments are sometimes needed to reflect progress against milestones or deliverables. On fixed fee engagements, revenue and gross profit adjustments are made to reflect revisions in estimated costs and contract values. Deferred revenue occurs when a client prepays for work to be done in the future.

We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.


Operating and Other Expenses. For the three month period ended September 30, 2002, our total costs of goods sold were $459,490. Other operating expenses were represented by $1,392,596 in general and administrative expenses, $0 in research and development, expense and $68,316 in depreciation and amortization expenses. Other expenses were $43,401 in interest and finance expenses. For the three month period ended September 30, 2002, we experienced a net loss of $1,374,147.

Cost of services consists primarily of personnel costs and subcontractor fees, including compensation and related costs on a project basis.

Selling, general and administrative expenses consist of salaries, commissions, and related expenses for sales and marketing, information technology, finance, legal and administrative personnel as well as office and information technology expenses, professional fees and other general corporate expenses.

Research and development costs are expensed. All costs incurred to establish the technological feasibility of software products or product enhancements to research and development costs are expensed as incurred.

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years.

Consolidated Financial Statements for the Nine Months Ended September 30, 2002

The following discussion sets forth our consolidated financial results for the nine month period ending September 30, 2002. We have not compared our results for the three months ended September 30, 2002 with our financial results for the corresponding period in 2001 because we had minimal to no operating results during that period.

Revenues. For the nine months ended September 30, 2002, we realized revenues of $704,156. We anticipate that we will begin to increase our revenues as we continue to build our customer base and our product offerings.

Our subsidiaries generate revenue from software development and professional services. Revenue is recognized as the services are rendered. Daily rates for programming, training and consulting are determined in advance and agreed to with the customer. Most software development jobs are on a project basis. Revenue from research is also recognized as services are performed, however, adjustments are sometimes needed to reflect progress against milestones or deliverables. On fixed fee engagements, revenue and gross profit adjustments are made to reflect revisions in estimated costs and contract values. Deferred revenue occurs when a client prepays for work to be done in the future.

We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.


Operating and Other Expenses. For the nine month period ended September 30, 2002, our total costs of goods sold were $513,920. Other operating expenses were represented by $1,835,169 in general and administrative expenses, $0 in research and development expense and $68,316 in depreciation and amortization expenses. Other expenses were $1,889 in interest and finance expenses. For the nine month period ended September 30, 2002, we experienced a net loss of $1,715,137.

Cost of services consists primarily of personnel costs and subcontractor fees, including compensation and related costs on a project basis.

Selling, general and administrative expenses consist of salaries, commissions, and related expenses for sales and marketing, information technology, finance, legal and administrative personnel as well as office and information technology expenses, professional fees and other general corporate expenses.

Research and development costs are expensed. All costs incurred to establish the technological feasibility of software products or product enhancements to research and development costs are expensed as incurred.

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years.

Liquidity and Capital Resources.

Our total current assets were approximately $1,495,034 as of September 30, 2002, which was represented by cash of $129,486, $679,015 which was represented by notes receivable from affiliates, $325,748 which was represented by work in progress, $81,251 which was represented by prepaid expenses and $279,535 which was represented by accounts receivable.

Our total long term assets were approximately $991,441 as of September 30, 2002, of which $4,947 was represented by plants, property and equipment, $562,960 was represented by goodwill, $419,079 was represented by long-term loans, and $4,455 which was represented by other assets. Therefore, our total assets as of September 30, 2002 were $2,486,476. We had no other assets as of September 30, 2002.

Our current liabilities were $3,435,393 as of September 30, 2002, which were represented by $415,376 in accounts payable and accrued expenses, $2,467,655 by notes payable, $420,368 by bank overdraft and factor, $131,994 by other liabilities. We had $0 in long term liabilities. We had no other long term commitments or contingencies.



Our Plan of Operation for the Next Twelve Months. Our plan of operation will be affected by the acquisition of additional entities which operate in our industry. We cannot guarantee that such acquisitions will increase the value of our common stock.

In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.


Factors Affecting Operating Results

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO SUSTAIN PROFITABILITY.

Our net loss for the three month period ended September 30, 2002 was $1,374,147. To generate profits we will need to increase revenues, acquire profitable shares and/or decrease costs, and there can be no assurance we will successfully accomplish these goals.

WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES AN EVALUATION OF OUR BUSINESS DIFFICULT.

Our company was formed less than nine months ago, prior to that each of our subsidiaries operated as separate entities. There can be no assurance we will integrate our companies successfully.

WE ARE DEPENDENT ON CORPORATE SPENDING FOR MARKETING SERVICES AND SOFTWARE DEVELOPMENT.

Spending patterns on marketing services and custom software development are subject to changing business objectives, adoption of technologies and obsolescence of other technologies, and macroeconomic cycles. There can be no assurance that corporate spending for the services we offer will be sustained.

OUR ABILITY TO RAISE CAPITAL MAY BE KEY TO OUR VIABILITY AND GROWTH.

We may require capital to fund losses, build infrastructure, expand sales and marketing programs and make acquisitions. Our ability to raise capital may be limited by our size and/or market conditions, and this may negatively impact our operations.

OUR CLIENTS MAY SUFFER FINANCIAL DIFFICULTIES, IMPACTING OUR ABILITY TO COLLECT PAYMENT FOR SERVICES PERFORMED.

Our clients are largely from the information technology industry, which has been subject to fluctuating fortunes. An inability to collect payments in a timely manner may negatively impact our operating position. Negative macroeconomic or industry specific developments may similarly impact our ability to collect payments for services provided.

WE MAY NOT MANAGE OUR GROWTH SUCCESSFULLY AND THIS MAY ADVERSELY AFFECT OUR BUSINESS.

We intend to continue growing by acquiring companies, and there can be no assurance we will integrate our new employees and assets successfully. New acquisitions may dilute shareholder value and distract management from operating other businesses profitably.

WE TYPICALLY ENGAGE OUR CLIENTS ON A PROJECT BASIS, WHICH DOES NOT PROVIDE LONG TERM PREDICTABILITY OF OUR REVENUES.

Our clients are generally under no contractual obligation to retain our services beyond the completion of projects.

WE ARE DEPENDENT ON KEY PERSONNEL AND OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES, THE LOSS OF WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

The entrepreneurs and their key employees which we have acquired may terminate their relationship with us, and we may find it difficult to replace these personnel without disruption to our operations.

WE FACE COMPETITION FROM BIGGER, MORE ESTABLISHED COMPANIES WHO HAVE GREATER FINANCIAL RESOURCES THAN OURSELVES.

We are subject to significant competition in quality and price of services provided. The loss of key clients to our competitors or reduced prices charged may adversely impact our profitability. We may not be successful in developing a brand to compete with larger, well-known companies.

OUR STOCK PRICE IS VOLATILE.

Our stock is subject to price fluctuations based on market judgment of our performance, and fluctuating bid-ask spreads due to liquidity constraints. These factors may be beyond our control.

SHARES BECOMING AVAILABLE FOR SALE COULD AFFECT OUR STOCK PRICE.

Shares owned by insiders are currently restricted but will be subject to sale as lock-up provisions expire. This supply of shares available for sale could negatively impact our share price.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

Prime Marketing Publications Limited ("PMP"). On or about July 8, 2002, we entered into an agreement whereby we agreed to purchase all the issued and outstanding ownership interests in PMP; to issue shares of our stock; and to loan PMP certain funds. On or about November 11, 2002, the United Kingdom counsel for PMP notified us of the following: an alleged breach by us of an agreement to issue shares of our stock to Mr. Stan Packham and Mr. Steve Markwell; an alleged breach by us to loan to Mr. Mike Price the sum of (pound)808,000; and an alleged breach of agreement by us to place (pound)250,000 in an escrow account. PMP requested that the agreement be terminated and we agreed. We requested a return of the funds we loaned to PMP and/or PMP's principals.

Global Systems and Technologies, Inc. ("Global"). One of the entities acquired by us in July 2002 was Global pursuant to the terms of an agreement dated May 29, 2002. In October 2002, certain disputes with Global arose, including the arrangement by which the audit of Global's books and records would be conducted, payment of an agreed-to advance to Global by us, and the alleged failure by us to assign certain projects to Global. We have terminated the Global agreement due to Global's failure to provide the required cooperation.

PFA Research, company number 2638871 ("PFAR"). One of the entities acquired by us in July 2002 was PFAR pursuant to the terms of an agreement dated July 12, 2002. In December 2002, we agreed with PFAR to terminate the PFAR agreement. We intend to attempt to recover all funds advanced to PFAR and its principals.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of New York, New York, on December 26, 2002.


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: December 26, 2002



/s/ Courtney Smith
----------------------
Courtney Smith
Chief Executive Officer and
Chief Financial Officer